Form 10-Q
period 1995-05-31
READICARE INC
filed 1995-06-27
CIK 710851

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                      May 31, 1995
                 --------------------------------------------------------------

Commission File Number                 1-10814
                      ---------------------------------------------------------

                                       ReadiCare, Inc.
- -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

  Delaware                                                      95-3775814
- -------------------------------------------------------------------------------
 (State of other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

446 Oakmead Parkway, Sunnyvale, CA                                 94086
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                        (zip code)

                                (408) 245-7707
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No   .
                                               ---     ---

     As of May 31, 1995, the number of shares outstanding of the issuer's class of common stock was 8,205,199.

                                READICARE, INC.
                                ---------------

                               Index to Form 10-Q
                               ------------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

Condensed Consolidated Balance Sheets:
  May 31, 1995 and February 28, 1995                   3

Condensed Consolidated Statements of Operations:
  Three Months Ended May 31, 1995 and 1994             4

Condensed Consolidated Statements of Cash Flows:
  Three Months Ended May 31, 1995 and 1994             5

Notes to Condensed Consolidated Financial
  Statements                                           6

Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
 Financial Condition and Results of Operations         6
 ---------------------------------------------


PART II. OTHER INFORMATION                             8

       SIGNATURES                                      9

                                PART I.  FINANCIAL INFORMATION
                                ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------

                                READICARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   May 31, 1995    February 28,
                                                    (Unaudited)        1995
                                                   -------------   ------------
Current assets:
 Cash                                              $  1,047,101     $   426,315
 Accounts receivable, net                             6,517,480       6,531,800
 Supplies                                               670,299         664,635
 Other current assets                                   464,746         491,350
                                                   ------------     -----------
  Total current assets                                8,699,626       8,114,100
                                                   ------------     -----------

Equipment, property and improvements,
 at cost:
 Equipment                                            7,222,176       7,165,889
 Property and improvements                            7,683,714       7,677,635
                                                   ------------     -----------
                                                     14,905,890      14,843,524
 Less: accumulated depreciation                      (7,493,482)     (7,164,586)
                                                   ------------     -----------
                                                      7,412,408       7,678,938
                                                   ------------     -----------

Acquired intangible assets, net                         647,207         662,878
Other assets                                            387,911         404,552
                                                   ------------     -----------
                                                   $ 17,147,152     $16,860,468
                                                   ============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $    955,330    $    939,370
 Salaries and other accrued
   employee benefits                                  1,144,842         947,267
 Managed care provider payable                          274,592         286,185
 Other current liabilities                              223,487         224,253
 Notes payable to bank                                  450,000         700,000
 Reserves for discontinued
   activities                                           627,453         638,321
                                                   ------------    ------------
    Total current liabilities                         3,675,704       3,735,396
                                                   ------------    ------------

    Total liabilities                                 3,675,704       3,735,396
                                                   ------------    ------------

Stockholders' equity:
 Preferred stock, $0.01 par value,
  1,000,000 shares authorized and
  unissued                                                   -               -
 Common stock, $0.01 par value
  20,000,000 shares authorized,
  8,205,199 shares issued and
  outstanding                                            82,052          81,846
 Additional paid-in capital                          20,197,421      20,158,814
 Accumulated deficit                                 (6,808,025)     (7,115,588)
                                                   ------------     -----------
    Total stockholders' equity                       13,471,448      13,125,072
                                                   ------------    ------------
                                                    $17,147,152    $ 16,860,468
                                                   ============    ============

                             See accompanying notes

                                READICARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended May 31,
                                            --------------------------------
                                               1995                  1994
                                            ----------            ----------

Revenues                                    $9,191,534            $9,021,411

Costs and expenses:
  Center operating expenses                  7,276,462             7,351,446
  Marketing, general and
    administrative expenses                  1,207,288               977,424
  Depreciation and amortization                343,813               344,026
  Interest expense, net                         14,409                31,860
                                            ----------            ----------

Income before taxes                            349,562               316,655
Provision for income taxes                      42,000               104,000
                                            ----------            ----------
Net income                                  $  307,562            $  212,655
                                            ==========            ==========

Per Share:

  Net income                                     $0.04                 $0.03
                                            ==========            ==========

Weighted average common shares
 and equivalents                             8,198,000             8,175,000
                                            ==========            ==========

                             See accompanying notes

                                READICARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended May 31,
                                                 --------------------------
                                                    1995            1994
                                                 ----------      ----------
Cash flows from operating activities:
 Net income                                      $  307,562      $  212,655
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization                    343,813         344,026
   Deferred income taxes                                  -          69,000
 Changes in operating assets and
  liabilities:
   Accounts receivable, net                          14,321        (432,307)
   Supplies and other current
    assets                                           20,939         150,769
   Accounts payable                                  15,960        (360,811)
   Salaries and other accrued
    employee benefits                               185,982         161,468
   Other current liabilities                       ( 44,958)       (138,191)
                                                 ----------      ----------
   Net cash provided by
     operating activities                           843,619           6,609
                                                 ----------      ----------

Cash flows from investing activities:
 Additions to equipment                            ( 18,566)       ( 65,957)
 Additions to property
  and improvements                                 (  4,533)       (  1,971)
 Other assets                                        11,453               -
                                                  ----------     ----------
   Net cash used by investing
     activities                                    ( 11,646)       ( 67,928)
                                                  ----------      ----------
Cash flows from financing activities:
 Payments under line of credit                     (250,000)       (400,000)
 Payments under term note                                 -        (208,333)
 Issuance of common stock                            38,813               -
                                                 ----------      ----------
   Net cash used by
     financing activities                          (211,187)       (608,333)

Increase(decrease) in cash                          620,786        (669,652)
Cash at beginning of period                         426,315       2,320,039
                                                 ----------      ----------

Cash at end of period                            $1,047,101      $1,650,387
                                                 ==========      ==========


                             See accompanying notes

                                READICARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) The financial information included in this report has been prepared in accordance with the accounting policies reflected in the Company's financial statements filed with the Securities and Exchange Commission as part of its Form 10-K for the year ended February 28, 1995, except as noted below. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited three months ended May 31, 1995 have been made. The results for the quarter ended May 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net income per common share is based on the weighted average number of common shares outstanding for the respective periods and common share equivalents, when dilutive, resulting from the assumed exercise of stock options.

(3) Revenues include revenues derived from center operations, and from the provision of managed care and other services.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL.

     ReadiCare, Inc., founded in 1982, is a physician practice management company which specializes in the provision of workers' compensation medical and general outpatient health care services. Medical services are provided at the Company's network of conveniently located primary care medical and rehabilitation centers in California and Washington state. The Company contracts with the ReadiCare Medical Groups to make available fully-equipped outpatient medical centers, to provide various management services, and to license business names and trademarks. In return, the ReadiCare Medical Groups' physicians provide medical services at ReadiCare locations.

RESULTS OF OPERATIONS.

          The following table presents selected financial information for the periods indicated as a percentage of total revenue.

                                    Quarter Ended May 31,
                                    ----------------------
                                       1995         1994
                                       ----         ----

Revenues                               100%         100%
Costs and expenses:
 Center operating expenses              79%          82%
 Marketing, general and
  administrative expenses               13%          11%
 Depreciation and amortization           4%           4%
                                       ----         ----

Income before taxes                      4%           3%
Provision for income taxes               1%           1%
                                       ----         ----

Net Income                               3%           2%
                                       ====         ====

QUARTER ENDED MAY 31, 1995 VS. QUARTER ENDED MAY 31, 1994.
- ---------------------------------------------------------

     Revenues for the quarter ended May 31, 1995 increased by $170,000, or 2%, compared to revenues for the quarter ended May 31, 1994. On a same-center basis, revenues increased by 6%. The increase in revenues resulted primarily from higher utilization levels at the Company's Seattle, Washington centers. Center operating expenses decreased by $75,000, or 1%, as a result of reduced operating costs at the Company's centers. Marketing, general and administrative expenses increased by $230,000, or 24%, due primarily to higher employee fringe benefit costs, and increased billing, collection and marketing expenditures. Interest expense decreased $17,000, or 55%, due to reduced borrowing levels. For the first quarter ended May 31, 1995, income before taxes increased $33,000 over the prior year period primarily as a result of increased center revenues.

     The provision for income taxes for the quarter ended May 31, 1995 was $42,000, or 12% of pretax income, compared to $104,000, or 33% of pretax income for the prior year period. The decrease resulted primarily from the utilization of deferred tax assets.

     Net income increased $95,000, or 45%, primarily as a result of increased center revenues and a lower income tax rate.

LIQUIDITY, CAPITAL RESOURCES AND INFLATION.

     The Company's primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is significantly higher than net income due to the noncash expense relating to depreciation of fixed assets and amortization of intangible assets, which amounted to $344,000 for the three months ended May 31, 1995. In August 1994, the Company entered into a two year $5.0 million revolving bank line of credit facility which is available for working capital and general corporate purposes. Borrowings under the credit facility bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. The outstanding balance on the line of credit as of May 31, 1995 was $450,000. The Company anticipates that internally generated cash and borrowing capacity under its credit facility will be sufficient to finance short and long-term internal growth and capital expenditure requirements. There were no material capital commitments outstanding as of May 31, 1995.

     Generally, increases in the Company's operating costs approximate the rate of inflation. In California, the Company's largest operating territory, state-authorized reimbursement levels for workers' compensation outpatient medical services have not been increased since July 1987. In March 1994, a revised fee schedule was adopted by the Department of Workers' Compensation, however, reimbursement levels were not increased. In Washington, state-authorized workers' compensation medical reimbursement levels were increased by 6% effective March 1, 1994, and by approximately 10% on May 1, 1995. Historically, inadequate reimbursement levels have adversely affected operating margins at the Company's California centers. Future operating results depend in part on the effects of inflation and the extent to which reimbursement levels are adjusted to keep pace with increases in the Company's operating costs.

PART II.  OTHER INFORMATION
- --------  -----------------

Items 1-6.  Not applicable.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                READICARE, INC.:



Date: June 26, 1995            /s/   DENNIS G. DANKO
     --------------------     -------------------------------
                                Dennis G. Danko
                                President and Chief Executive
                                 Officer


Date: June 26, 1995            /s/    STEVE E. BUSBY
     --------------------     -------------------------------
                                Steve E. Busby
                                Senior Vice President, Finance
                                 and Principal Accounting
                                 Officer

                                 EXHIBIT INDEX

Exhibit No.              Description
- -----------              -----------
    27              Financial Data Schedule