Form 10-Q
period 1995-08-31
READICARE INC
filed 1995-10-02
CIK 710851

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended           August 31, 1995
                  --------------------------------------------------------------

Commission File Number            1-10814
                       ---------------------------------------------------------

                                ReadiCare, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                       95-3775814
--------------------------------------------------------------------------------
(State of other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

1322 Orleans Drive,  Sunnyvale, CA                                  94089
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (zip code)

                                (408) 743-3100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  . No_____.
                                              -----

     As of August 31, 1995, the number of shares outstanding of the issuer's class of common stock was 8,205,199.

                                READICARE, INC.
                                ---------------

                              Index to Form 10-Q
                              ------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Condensed Consolidated Balance Sheets:
  August 31, 1995 and February 28, 1995                                   3

Condensed Consolidated Statements of Operations:
  Three Months Ended August 31, 1995 and 1994 and
  Six Months Ended August 31, 1995 and 1994                               4

Condensed Consolidated Statements of Cash Flows:
  Six Months Ended August 31, 1995 and 1994                               5

Notes to Condensed Consolidated Financial
  Statements                                                              6


Item 2.  Management's Discussion and Analysis of
------------------------------------------------
  Financial Condition and Results of Operations                           6
  ---------------------------------------------


PART II. OTHER INFORMATION                                                9

         SIGNATURES                                                      10

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
-------   --------------------

                                READICARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                            August 31, 1995    February 28,
                                              (Unaudited)         1995
                                             --------------    ------------
Current assets:
  Cash                                       $ 1,301,497        $   426,315
  Accounts receivable, net                     6,542,586          6,531,800
  Supplies                                       647,500            664,635
  Other current assets                           692,146            491,350
                                              ----------         ----------
     Total current assets                      9,183,729          8,114,100
                                              ----------         ----------

Equipment, property and improvements,
  at cost:
  Equipment                                    7,276,228          7,165,889
  Property and improvements                    7,683,167          7,677,635
                                              ----------         ----------
                                              14,959,395         14,843,524
  Less: accumulated depreciation             ( 7,804,809)       ( 7,164,586)
                                              ----------         ----------
                                               7,154,586          7,678,938
                                              ----------         ----------

Acquired intangible assets, net                  631,536            662,878
Other assets                                     385,656            404,552
                                              ----------         ----------
                                             $17,355,507        $16,860,468
                                              ==========         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 1,151,003        $   939,370
  Salaries and other accrued
    employee benefits                          1,110,952            947,267
  Managed care provider payable                  245,540            286,185
  Other current liabilities                      307,673            224,252
  Notes payable to bank                                -            700,000
  Reserves for discontinued
    activities                                   551,785            638,321
                                              ----------         ----------

     Total current liabilities                 3,366,953          3,735,395
                                              ----------         ----------

Stockholders' equity:
  Preferred stock, $0.01 par value,
    1,000,000 shares authorized and
    unissued                                           -                  -
  Common stock, $0.01 par value,
    20,000,000 shares authorized,
    8,205,199 shares issued and
    outstanding                                   82,052             81,846
  Additional paid-in capital                  20,197,421         20,158,814
  Accumulated deficit                        ( 6,290,919)       ( 7,115,587)
                                              ----------         ----------
     Total stockholders' equity               13,988,554         13,125,073
                                              ----------         ----------
                                             $17,355,507        $16,860,468
                                              ==========         ==========

                            See accompanying notes

                                READICARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months                    Six Months
                                                    ------------                    ----------
                                                   Ended August 31,               Ended August 31,
                                                   ----------------               ----------------
                                                 1995           1994             1995          1994
                                                 ----           ----             ----          ----

Revenues:                                    $ 9,136,969    $ 9,121,688      $18,328,503   $18,143,099

Costs and expenses:
  Center operating expenses                    7,123,819      7,530,038       14,400,282    14,881,485
  Marketing, general and
    administrative expenses                    1,080,812        969,730        2,288,100     1,947,154
  Depreciation and amortization                  343,640        340,765          687,452       684,791
  Interest expense, net                              592         29,579           15,001        61,440
                                              ----------     ----------       ----------    ----------

Income before taxes                              588,106        251,576          937,668       568,229
Provision for income taxes                        71,000         84,000          113,000       188,000
                                              ----------     ----------       ----------    ----------

Net income                                   $   517,106    $   167,576      $   824,668   $   380,229
                                              ==========     ==========       ==========    ==========

Per Share:

  Net income                                 $      0.06    $      0.02      $      0.10   $      0.05
                                              ==========     ==========       ==========    ==========


Weighted average common shares
  and equivalents                              8,301,000      8,175,000        8,250,000     8,175,000
                                              ==========     ==========       ==========    ==========

                            See accompanying notes

                                READICARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Six Months Ended August 31,
                                               ---------------------------
                                                    1995           1994
                                                    ----           ----
Cash flows from operating activities:

  Net income                                    $  824,668     $  380,229
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization                 687,452        684,791
     Deferred income taxes                               -        126,000
   Changes in operating assets and
    liabilities:
      Accounts receivable, net                  (   10,785)    (  542,823)
      Supplies and other current
        assets                                  (  183,661)        48,814
      Accounts payable                             211,633         26,688
      Salaries and other accrued
        employee benefits                          123,040        107,363
      Other current liabilities                 (   36,440)    (  239,041)
                                                 ---------      ---------
        Net cash provided by
             operating activities                1,615,907        592,021
                                                 ---------      ---------

Cash flows from investing activities:
  Additions to equipment                        (   71,072)    (   71,546)
  Additions to property
   and improvements                             (    5,533)    (   12,653)
  Other assets                                  (    2,933)        29,022
                                                 ---------      ---------
          Net cash used by investing
             activities                         (   79,538)    (   55,177)
                                                 ---------      ---------

Cash flows from financing activities:
  Borrowings under line of credit                        -      1,000,000
  Payments under line of credit                 (  700,000)    (1,200,000)
  Payments under term note                               -     (1,475,001)
  Issuance of common stock                          38,813              -
                                                 ---------      ---------
          Net cash used by
             financing activities               (  661,187)    (1,675,001)
                                                 ---------      ---------

Increase (decrease)in cash                         875,182     (1,138,157)
Cash at beginning of period                        426,315      2,320,039
                                                 ---------      ---------

Cash at end of period                           $1,301,497     $1,181,882
                                                 =========      =========

                            See accompanying notes

                                READICARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) The financial information included in this report has been prepared in accordance with the accounting policies reflected in the Company's financial statements filed with the Securities and Exchange Commission as part of its Form 10-K for the year ended February 28, 1995, except as noted below. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited six months ended August 31, 1995 have been made. The results for the six months or quarter ended August 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net income per common share is based on the weighted average number of common shares outstanding for the respective periods and common share equivalents, when dilutive, resulting from the assumed exercise of stock options.

(3) Revenues include revenues derived from center operations, and from the provision of managed care and other services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

                             RESULTS OF OPERATIONS

     The following table sets forth key income statement account balances pertaining to operations, percentage changes between periods, and the relationship of such balances to revenues for the respective periods.

--------------------------------------------------------------------------------------------------------------------
(UNAUDITED)(IN THOUSANDS)                   THREE MONTHS ENDED                           SIX MONTHS ENDED

                                                AUGUST 31,                                  AUGUST 31,

                                          1995         1994    %CHANGE                1995         1994    %CHANGE
                                          ----         ----    -------                ----         ----    -------
--------------------------------------------------------------------------------------------------------------------
REVENUES                               $ 9,137       $ 9,122      -%             $  18,329     $  18,143       1%

COSTS AND EXPENSES:
    CENTER OPERATING EXPENSES            7,124         7,530     (5%)               14,400        14,882      (3%)
      % of revenues                         77%           82%                           79%           82%
--------------------------------------------------------------------------------------------------------------------
       GROSS OPERATING MARGIN            2,013         1,592     26%                 3,929         3,261      20%
      % of revenues                         23%           18%                           21%           18%
--------------------------------------------------------------------------------------------------------------------
    MARKETING, GENERAL AND
      ADMINISTRATIVE EXPENSES            1,081           970     11%                 2,288         1,947      18%
      % of revenues                         12%           11%                           12%           11%

    DEPRECIATION AND
      AMORTIZATION                         344           341      1%                   688           685       -%
      % of revenues                          4%            4%                            4%            4%

    INTEREST EXPENSE, NET                    -            29    (98%)                   15            61     (76%)
      % of revenues                          -%            -%                            -%            -%
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE TAXES                       588           252    134%                   938           568      65%
      % of revenues                          7%            3%                            5%            3%

 PROVISION FOR INCOME TAXES                 71            84    (15%)                  113           188     (40%)
      % of revenues                          1%            1%                            1%            1%


 NET INCOME                                517           168    209%                   825           380     117%
      % of revenues                          6%            2%                            4%            2%
--------------------------------------------------------------------------------------------------------------------

QUARTER ENDED AUGUST 31, 1995 VS. QUARTER ENDED AUGUST 31, 1994.
----------------------------------------------------------------

     As a result of shortened hours of operation which went into effect earlier in the year at a majority of the Company's California centers, revenues amounted to $9,137,000, essentially unchanged from revenues of $9,122,000 reported for the second quarter ended August 31, 1994. The impact of this fiscal year's streamlined operating hours, however, has resulted in significantly higher levels of profitability at these centers.

     Center operating expenses decreased by $406,000 or 5% as a result of the shortened operating hours as described above. Marketing, general and administrative expenses increased by $111,000 or 11% due primarily to higher employee fringe benefits costs. Interest expense decreased $29,000 or 98% due to the Company's elimination of debt.

     Income before taxes increased $337,000 or 134% primarily as a result of improved operating performance at the Company's California centers, and the recognition of $101,000 in management fee income relating to a previously terminated management services contract.

     The provision for income taxes for the quarter ended August 31, 1995 was $71,000, or 12% of pretax income compared to $84,000, or 33% of pretax income for the quarter ended August 31, 1994. The decrease resulted primarily from the utilization of deferred tax assets.

     Net income increased $350,000 or 209% as a result of improved operating performance at the Company's California centers, the recognition of $101,000 in management fee income relating to a previously terminated management services contract, and a lower income tax rate.

SIX MONTHS ENDED AUGUST 31, 1995 VS. SIX MONTHS ENDED AUGUST 31, 1994.
----------------------------------------------------------------------

     Revenues for the six month period ended August 31, 1995 were $18,329,000, essentially unchanged compared to revenues of $18,143,000 reported for the six month period ended August 31, 1994. The Company continued to experience revenue gains at its Seattle, Washington area centers, however, overall revenue growth was impacted as a result of shortened hours of operation which went into effect earlier in the year at a majority of the California centers.

     Center operating expenses decreased by $481,000 or 3% as a result of the shortened operating hours as described above. Marketing, general and administrative expenses increased by $341,000 or 18% due primarily to higher employee fringe benefits costs, and increased billing and collection costs. Interest expense decreased $46,000 or 76% due to the Company's elimination of debt.

     Income before taxes increased $369,000 or 65% primarily as a result of improved operating performance at the Company's centers, and the recognition of $101,000 in management fee income relating to a previously terminated management services contract.

     The provision for income taxes for the six month period ended August 31, 1995 was $113,000 or 12% of pretax income, compared to $188,000 or 33% of pretax income for the six month period ended August 31, 1994. The decrease resulted primarily from the utilization of deferred tax assets.

     Net income increased $444,000 or 117% as a result of improved operating performance at the Company's California centers, the recognition of $101,000 in management fee income relating to a previously terminated management contract, and a lower income tax rate.

LIQUIDITY, CAPITAL RESOURCES AND INFLATION.

     The Company's primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is significantly higher than net income due to the noncash expense relating to depreciation of fixed assets and amortization of intangible assets, which amounted to $687,000 for the six month period ended August 31, 1995. The Company has a $5.0 million revolving bank line of credit facility expiring on June 30, 1997 which is available for working capital and general corporate purposes. Borrowings under the credit facility bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. There were no outstanding balances on the line of credit as of August 31, 1995. The Company anticipates that internally generated cash and borrowing capacity under its credit facility will be sufficient to finance short and long term internal growth and capital expenditure requirements. There were no material capital commitments outstanding as of August 31, 1995.

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

PART II.  OTHER INFORMATION
--------  -----------------

Items 1-6.  Not applicable.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          READICARE, INC.:


Date: September 29, 1995                  /s/ Dennis G. Danko
      -----------------------------       --------------------------------------
                                          Dennis G. Danko
                                          President and Chief Executive
                                            Officer


Date: September 29, 1995                  /s/ Steve E. Busby
      -----------------------------       -------------------------------------
                                          Steve E. Busby
                                          Senior Vice President, Finance
                                            and Principal Accounting
                                            Officer