Form 10-Q
period 1995-11-30
READICARE INC
filed 1996-01-10
CIK 710851

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended     November 30, 1995
                 ---------------------------------------------------------------

Commission File Number    1-10814
                      ----------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No____.
                                               ---

     As of November 30, 1995, the number of shares outstanding of the issuer's class of common stock was 8,208,199.

                                READICARE, INC.
                                ---------------

                               Index to Form 10-Q
                               ------------------

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Balance Sheets:
  November 30, 1995 and February 28, 1995                                    3

Condensed Consolidated Statements of Operations:
  Three Months Ended November 30, 1995 and 1994 and
  Nine Months Ended November 30, 1995 and 1994                               4

Condensed Consolidated Statements of Cash Flows:
  Nine Months Ended November 30, 1995 and 1994                               5

Notes to Condensed Consolidated Financial Statements                         6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              6
  ---------------------------------------------


PART II. OTHER INFORMATION                                                   9

         SIGNATURES                                                         10


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                                READICARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                         November 30,   February 28,
                                             1995          1995
                                          (Unaudited)
                                         ------------   ------------
Current assets:
 Cash                                    $ 1,675,215    $   426,315
 Accounts receivable, net                  6,508,739      6,531,801
 Supplies                                    651,107        664,635
 Other current assets                        594,710        491,349
                                         -----------    -----------
     Total current assets                  9,429,771      8,114,100
                                         -----------    -----------

Equipment, property and improvements,
 at cost:
  Equipment                                7,591,328      7,165,889
  Property and improvements                7,691,545      7,677,635
                                         -----------    -----------
                                          15,282,873     14,843,524
  Less: accumulated depreciation          (8,128,281)    (7,164,586)
                                         -----------    -----------
                                           7,154,592      7,678,938
                                         -----------    -----------

Acquired intangible assets, net              615,866        662,878
Other assets                                 367,610        404,552
                                         -----------    -----------
                                         $17,567,839    $16,860,468
                                         ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $ 1,062,659    $   939,370
  Salaries and other accrued
    employee benefits                      1,102,669        947,267
  Managed care provider payable              298,273        286,185
  Other current liabilities                  299,452        224,252
  Notes payable to bank                            -        700,000
  Reserves for discontinued
    activities                               497,915        638,321
                                         -----------    -----------

     Total current liabilities             3,260,968      3,735,395
                                         -----------    -----------


Stockholders' equity:
  Preferred stock, $0.01 par value,
    1,000,000 shares authorized and
    unissued                                       -              -
  Common stock, $0.01 par value,
    20,000,000 shares authorized,
    8,208,199 shares issued and
    outstanding                               82,082         81,846
  Additional paid-in capital              20,204,141     20,158,814
  Accumulated deficit                     (5,979,352)    (7,115,587)
                                         -----------    -----------
     Total stockholders' equity           14,306,871     13,125,073
                                         -----------    -----------
                                         $17,567,839    $16,860,468
                                         ===========    ===========

                            See accompanying notes

                                READICARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months                 Nine Months
                                        --------------------------   -------------------------
                                            Ended November 30,          Ended November 30,
                                        --------------------------   -------------------------
                                           1995           1994          1995          1994
                                        -----------   ------------   -----------   -----------

Revenues:                                $9,012,316    $8,962,416    $27,340,818   $27,105,515

Costs and expenses:
  Center operating expenses               7,147,837     7,547,230     21,548,118    22,428,715
  Marketing, general and
    administrative expenses               1,160,215     1,033,037      3,448,315     2,980,191
  Depreciation and amortization             351,697       339,918      1,039,149     1,024,709
  Interest expense, net                           -        17,058         15,001        78,498
                                         ----------    ----------    -----------   -----------

Income before taxes                         352,567        25,173      1,290,235       593,402
Provision (benefit) for income tax           41,000       (57,000)       154,000       131,000
                                         ----------    ----------    -----------   -----------
Net income                               $  311,567    $   82,173    $ 1,136,235   $   462,402
                                         ==========    ==========    ===========   ===========

Per Share:

  Net income                             $     0.04    $     0.01    $      0.14   $      0.06
                                         ==========    ==========    ===========   ===========

Weighted average common shares
  and equivalents                         8,376,000     8,179,000      8,202,000     8,176,000
                                         ==========    ==========    ===========   ===========


                            See accompanying notes

                                READICARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Nine Months Ended
                                                       November 30,
                                               ---------------------------
                                                  1995             1994
                                               ----------      -----------

Cash flows from operating activities:

  Net income                                   $1,136,235      $   462,402
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization              1,039,149        1,024,709
     Deferred income taxes                              -          120,000
     Loss (gain) on disposition of
       assets                                      (4,286)           4,210
  Changes in operating assets and
   liabilities:
     Accounts receivable, net                      23,061         (544,392)
     Supplies and other current
      assets                                      (89,833)          68,898
     Accounts payable                             123,289          (38,141)
     Salaries and other accrued
      employee benefits                           167,490         (258,246)
     Other current liabilities                   (137,918)        (282,259)
                                               ----------      -----------
          Net cash provided by
            operating activities                2,257,187          557,181
                                               ----------      -----------

Cash flows from investing activities:

  Additions to equipment                         (338,412)        (211,356)
  Additions to property
   and improvements                               (13,910)         (39,217)
  Other assets                                     (1,528)          29,022
                                               ----------      -----------
          Net cash used by investing
             activities                          (353,850)        (221,551)
                                               ----------      -----------

Cash flows from financing activities:

  Borrowings under line of credit                       -        1,000,000
  Payments under line of credit                  (700,000)      (1,500,000)
  Payments under term note                              -       (1,475,001)
  Issuance of common stock                         45,563           19,400
                                               ----------      -----------
          Net cash used by
             financing activities                (654,437)      (1,955,601)
                                               ----------      -----------

Increase (decrease) in cash                     1,248,900       (1,619,971)
Cash at beginning of period                       426,315        2,320,039
                                               ----------      -----------

Cash at end of period                          $1,675,215      $   700,068
                                               ==========      ===========

                            See accompanying notes

                                  READICARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) The financial information included in this report has been prepared in accordance with the accounting policies reflected in the Company's financial statements filed with the Securities and Exchange Commission as part of its Form 10-K for the year ended February 28, 1995, except as noted below. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited nine months ended November 30, 1995 have been made. The results for the nine months or quarter ended November 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net income per common share is based on the weighted average number of common shares outstanding for the respective periods and common share equivalents, when dilutive, resulting from the assumed exercise of stock options.

(3) Revenues include revenues derived from center operations, and from the provision of managed care and other services.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL.


          ReadiCare, Inc., a physician practice management company founded in 1982, operates a network of 37 outpatient medical and rehabilitation centers in California and Washington state which provide occupational medical and primary health care services to employees of over 26,000 client companies. Pursuant to management agreements entered into with the ReadiCare Medical Groups, the Company equips and staffs the outpatient centers, and provides a wide array of administrative and practice management systems and services to the Medical Groups' 60 full-time equivalent physicians. In return, Medical Group physicians provide medical services at ReadiCare locations.

                             RESULTS OF OPERATIONS

   The following table sets forth key income statement account balances pertaining to operations, percentage changes between periods, and the relationship of such balances to revenues for the respective periods.

(UNAUDITED)(IN THOUSANDS)
                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                       NOVEMBER 30,                          NOVEMBER 30,
-------------------------------------------------------------------------------------------------------
                                     1995        1994       % CHANGE      1995          1994   % CHANGE
-------------------------------------------------------------------------------------------------------
REVENUES                            $9,012      $8,962         1%       $27,341       $27,106    1%

COSTS AND EXPENSES:
   CENTER OPERATING EXPENSES         7,148       7,547        (5%)       21,548        22,429   (4%)
     % of revenues                      80%         84%                      78%           83%
-------------------------------------------------------------------------------------------------------
      GROSS OPERATING MARGIN         1,864       1,415        32%         5,793         4,677   24%
     % of revenues                      20%         16%                      22%           17%
-------------------------------------------------------------------------------------------------------
   MARKETING, GENERAL AND
    ADMINISTRATIVE EXPENSES          1,160       1,033        12%         3,449         2,980   16%
     % of revenues                      13%         12%                      13%           11%

   DEPRECIATION AND
    AMORTIZATION                       351         340         3%         1,039         1,025    1%
     % of revenues                       4%          4%                       4%            4%

   INTEREST EXPENSE, NET                 -          17      (100%)           15            79  (81%)
     % of revenues                       -%          -%                       -%            -%
-------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                    353          25      1312%         1,290           593  118%
     % of revenues                       3%          -%                       5%            2%

PROVISION (BENEFIT) FOR
   INCOME TAXES                         41         (57)      N/M*           154           131   18%
     % of revenues                       -%         (1%)                      1%            -%

NET INCOME                             312          82       280%         1,136           462  146%
     % of revenues                       3%          1%                       4%            2%
-------------------------------------------------------------------------------------------------------

* NOT MEANINGFUL

  QUARTER ENDED NOVEMBER 30, 1995 VS. QUARTER ENDED NOVEMBER 30, 1994.
  --------------------------------------------------------------------

  Revenues for the three month period ended November 30, 1995 were $9,012,000, essentially unchanged from revenues of $8,962,000 reported for the three month period ended November 30, 1994. The Company experienced a 12% increase in revenues at its Washington state centers, which was offset by a 5% decrease in revenues at the Company's Northern California centers. The decrease in revenues was primarily attributed to shortened hours of operation which went into effect in early 1995 at a majority of the Company's Northern California centers. The impact of the streamlined operating hours in the Northern California centers, a corresponding decrease in center operating expenses, and a return to profitability of the Company's San Diego, California area centers resulted in a 32% improvement in gross operating margins.

  Center operating expenses decreased by $399,000 or 5% as a result of the shortened operating hours as described above. Marketing, general and administrative expenses increased by $127,000 or 12% due primarily to higher employee fringe benefits costs. Interest expense decreased $17,000 or 100% due to the Company's elimination of debt.

  Income before taxes increased $328,000 or 1,312% primarily as a result of improved operating performance at the Company's centers.

  The provision for income taxes for the quarter ended November 30, 1995 was $41,000, or 12% of pretax income compared to a credit of $57,000, for the quarter ended November 30, 1994.

  Net income increased $230,000 or 280% as a result of improved operating performance at the Company's centers.


NINE MONTHS ENDED NOVEMBER 30, 1995 VS. NINE MONTHS ENDED NOVEMBER 30, 1994.
----------------------------------------------------------------------------

  Revenues for the nine month period ended November 30, 1995 were $27,341,000, a 1% increase compared to revenues of $27,106,000 reported for the nine month period ended November 30, 1994. The Company continued to experience revenue gains at its Seattle, Washington area centers, however, overall revenue growth was impacted as a result of shortened hours of operation which went into effect in early 1995 at a majority of the Company's Northern California centers.

  Center operating expenses decreased by $881,000 or 4% as a result of the shortened operating hours as described above. Marketing, general and administrative expenses increased by $469,000 or 16% due primarily to higher employee fringe benefits costs. Interest expense decreased $64,000 or 81% due to the Company's elimination of debt.

  Income before taxes increased $697,000 or 118% primarily as a result of improved operating performance at the Company's centers, and the recognition of $101,000 in management fee income relating to a previously terminated management services contract.

  The provision for income taxes for the nine month period ended November 30, 1995 was $154,000 or 12% of pretax income, compared to $131,000 or 22% of pretax income for the nine month period ended November 30, 1994.

  Net income increased $674,000 or 146% as a result of improved operating performance at the Company's centers, the recognition of $101,000 in management fee income relating to a previously terminated management contract, and a lower income tax rate.


LIQUIDITY, CAPITAL RESOURCES AND INFLATION.

     The Company's primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is significantly higher than net income due to the noncash expense relating to depreciation of fixed assets and amortization of intangible assets, which amounted to $1,039,000 for the nine month period ended November 30, 1995. The Company has a $5.0 million revolving bank line of credit facility expiring on June 30, 1997 which is available for working capital and general corporate purposes. Borrowings under the credit facility bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. There were no outstanding balances on the line of credit as of November 30, 1995. The Company anticipates that internally generated cash and borrowing capacity under its credit facility will be sufficient to finance short and long term internal growth and capital expenditure requirements. There were no material capital commitments outstanding as of November 30, 1995.

     Generally, increases in the Company's operating costs approximate the rate of inflation. In California, the Company's largest operating territory, state-authorized reimbursement levels for workers' compensation outpatient medical services have not been increased since July 1987. In March 1994, a revised fee schedule was adopted by the Department of Workers' Compensation, however, reimbursement levels were not increased. In Washington, state-authorized workers' compensation medical reimbursement levels were increased by 6% effective March 1, 1994, and by approximately 10% on May 1, 1995. Historically, inadequate reimbursement levels have adversely affected operating margins at the Company's California centers. Future operating results depend in part on the effects of inflation and the extent to which reimbursement levels, if any, are adjusted to keep pace with increases in the Company's operating costs.

PART II.     OTHER INFORMATION
--------     -----------------

Items 1-6.  Not applicable.

 SIGNATURE
 ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       READICARE, INC.:


Date:  January 10, 1996                /s/ DENNIS G. DANKO
     ----------------------            ---------------------------------
                                       Dennis G. Danko
                                       President and Chief Executive
                                        Officer


Date:  January 10, 1996                /s/ STEVE E. BUSBY
     -----------------------           ---------------------------------
                                       Steve E. Busby
                                       Senior Vice President, Finance
                                        and Principal Accounting Officer