Form 10-K405
READICARE INC
filed 1996-05-20
CIK 710851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
   (X)   Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (Fee Required).
         For the fiscal year ended February 29, 1996.
                                       OR
   ( )   Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (No Fee Required).

         For the transition period from ____________ to ____________.

                          Commission File No. 1-10814

                                READICARE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                               95-3775814
            --------                               ----------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification Code)


      1322 Orleans Drive                             94089
    Sunnyvale, California                         (Zip Code)
(Address of principal executive
           offices)


                                 (408) 743-3100
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                          Common Stock, $.01 par value
                                (Title of class)

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


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---


          The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $35,153,607 as of April 30, 1996.

          Number of shares of common stock outstanding as of April 30, 1996:
8,247,949.

          PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE COMPANY'S PROXY STATEMENT TO BE USED IN CONJUNCTION WITH ITS 1996 ANNUAL MEETING OF STOCKHOLDERS.

                                    PART I

ITEM 1.   BUSINESS
------------------

          Statements contained in this Annual Report on Form 10-K that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, the availability of appropriate acquisition candidates, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulations, and other risks described in this Annual Report on Form 10-K.

INTRODUCTION

          ReadiCare, Inc., founded in 1982, is a leading physician practice management company specializing in the provision of occupational health care services and related cost-containment programs. At the Company's 37 conveniently located outpatient medical and rehabilitation centers in key markets in California and Washington state, primary care physicians and support personnel offer prompt, high quality services designed to reduce workers' compensation and health care costs, and to improve employee health, safety, and productivity.

          ReadiCare, Inc. provides a wide range of services to employees of over 26,000 client companies, represented by small family-owned businesses, Fortune 500 companies, municipalities, school districts, state and local government agencies, workers' compensation and health insurers and HMOs. Medical cost containment programs available through the Company include: medical case and claims management; bill and utilization review; safety and injury prevention; risk management and loss control; employment-related testing, such as drug screening, pre-placement physical exams, OSHA compliance testing and others; and, access to the Company's workers' compensation managed care provider network.

INDUSTRY OVERVIEW

          The primary care provider market for occupational health care services is large and highly fragmented, representing approximately $8 billion in annual expenditures in the United States. Occupational health care is generally provided by physicians or other providers who have specialized training in occupational medicine and related services. Consistent with the trends affecting most physicians today, these physicians have experienced pressures on pricing and patient flow from cost containment efforts, reduced demand for their services, growing regulatory complexity, medical liability concerns, and increased competition. Physicians and other providers rendering occupational health care services in the Company's markets are generally reimbursed on a fee-for-service basis for the treatment of work-related injuries. Such fee schedules are established and regulated by state agencies. In certain managed care plans the use of risk-sharing arrangements, such as capitation or case pricing of services, may emerge as an alternative means of reimbursing providers. The Company believes that market conditions, legislative trends, and other factors are encouraging physicians to affiliate with or sell their practices or businesses to larger organizations, such as the Company, that are positioned to assist them to better manage their practices, and that have the ability to enter into contractual and other arrangements with payors of health care services on a cost effective and efficient basis.

          Workers' compensation is a program mandated and regulated by individual states which requires employers to assume a broad range of costs for medical services, lost wages, disability benefits, and other costs resulting from work-related injuries and claims. The federal government administers a similar program for federal employees. Workers' compensation programs are intended to provide prompt, high quality, cost-effective medical benefits to work accident victims regardless of fault or personal means. Medical and other costs incurred by employers are reimbursed to service providers, such as the Company, through the purchase of insurance from private workers' compensation carriers, participation in a state insurance fund, or by self-insurance.

          According to recent industry estimates, the total cost of workers' compensation benefits has grown by approximately 10% per year for the past decade in the United States, and is expected to reach $140 billion by the year 2000. Injured employees in need of workers' compensation medical services are primarily directed by employers and insurance carriers to service providers such as the Company. Historically, medical costs were a small portion of total workers' compensation costs and therefore did not receive significant attention from employers. However, the rapid increase in medical costs in recent years for work-related injuries, now representing nearly 40% of total workers' compensation expenditures, has compelled employers to develop and implement strategies and programs intended to reduce medical costs, and improve worker productivity, health and safety.

          The occupational medical treatment process begins when a worker who sustains a job-related injury or illness either is directed to a medical provider by his employer or, in certain cases, selects a provider of his own choice. In the Company's experience, however, the majority of injured employees seek medical services at providers selected and arranged for by their employer or insurance carrier. Choices of medical service providers include, among others, managed care networks such as ReadiCare Medical Centers, hospitals, HMOs, family doctors, urgent care centers, industrial medical clinics, payor-sponsored PPOs, and IPAs. The savings to employers and workers' compensation insurance carriers can be significant when claims do not result in lost work-time or associated disability costs. In California and Washington, lost work-time for purposes of disability payments generally begins three days from the date of a claim. The costs associated with an injury which does not involve lost work-time typically include the costs of medical treatment, rehabilitation, and reduced worker productivity, as well as the costs associated with utilization and bill review services, and other related expenses. If the claim involves lost work-time, higher costs can result, including costs associated with replacing the injured worker with another worker, the payment of extended disability benefits, legal costs, and other administrative expenses. In the aggregate, these non-medical costs represent approximately 60% of all costs associated with workers' compensation expenditures.

BUSINESS SUMMARY

          The ReadiCare service delivery system is a cost-effective alternative to general hospitals, industrial medical clinics, outpatient rehabilitation centers, and other organizations which offer or arrange for the provision of similar services. In addition, the Company makes available a full range of managed care services to those clients who seek a comprehensive approach to workers' compensation and health care cost containment through, among other mechanisms, injury prevention and safety programs, and the ReadiCare managed care provider network. The Company's operating strategies are as follows:


 .  PROVIDE QUALITY SERVICES IN LOW-COST SETTINGS:
   ----------------------------------------------
   The Company currently operates a network of thirty-seven (37) low-cost, conveniently located primary care medical centers each staffed with a complement of licensed doctors, nurses, physical therapists, and other professional and technical personnel to provide prompt, high quality medical services. These health care professionals are experienced in diagnosing, treating, and rehabilitating common industrial and work-related injuries and illnesses, as well as in caring for routine, non-life-threatening medical problems. Physicians do not have any financial ownership interests in the Company's medical centers.


 .  OFFER SPECIALIZED SERVICES TO CLIENTS:
   --------------------------------------
   The Company customizes its services to meet the needs of its clients. By providing services on an unbundled basis and based upon client requirements, the Company can implement a comprehensive approach to workers' compensation and health care cost containment.

   Customized services include:
   - Employee pre-placement testing;
   - Occupational Safety & Health Agency (OSHA)compliance testing;
   - Drug collection, screening and reporting;
   - American Disabilities Act (ADA), Department of
     Transportation (DOT),Federal Aviation Administration (FAA) testing;
   - Risk management and loss control consulting.

   Additionally, the Company has developed a number of educational programs designed to reduce or prevent work-related injuries by advising employers of methods by which to alter unsafe work-site conditions and to promote good health. On an ongoing basis, the Company evaluates existing and new markets at which it can locate or acquire existing centers, and evaluates new services and products which may add value to its service model. The Company intends to expand its operations and services as conditions warrant.

 .  ENHANCE THE SERVICE CAPABILITIES OF ITS WORKERS'
   -----------------------------------------------
   COMPENSATION MANAGED CARE PROVIDER NETWORK:
   ------------------------------------------

   The Company has developed a workers' compensation managed care provider network in its markets enabling employers, insurers, and third-party payors to benefit from the Company's expertise in workers' compensation and medical cost containment. Through the managed care network, client companies have access to the services of selected physician specialists in a variety of areas, such as hand surgery, orthopedics, neurology, internal medicine, dermatology and many others. Clients also have access to the full range of inpatient and outpatient services offered by hospitals and diagnostic centers participating in the Company's managed care network. These managed care network providers, which number approximately 117, have agreed to adhere to the Company's strict cost, utilization, quality control and early return-to-work guidelines.

   Subsequent to the Workers' Compensation Health Care Provider Organization
   (HCO) Act of 1993, in April 1994 the Company applied for certification as a Workers' Compensation Health Care Provider Organization (WCHCPO) to the State of California. Since 1994 the Company re-submitted several amended applications, and on May 6, 1996, received WCHCPO certification from the California Department of Corporations. Pending the outcome of proposed amended legislation, market demand and other factors, the Company may seek additional certification as a Health Care Organization (HCO). The HCO designation may permit the Company to operate in certain markets as a "risk-based" services provider similar to an HMO or health care insurer. Management believes that should it obtain such certification and should there be market demand for such a product, it could enjoy a competitive advantage in certain of its California markets.

 .  LOCATE CENTERS IN CLUSTERS CONVENIENT TO CLIENTS:
   ------------------------------------------------

   The Company locates its centers in clusters in key markets to better serve its clients, to increase operating efficiencies, and to more effectively expand the range of services it can make available. Another benefit of the cluster approach is that the Company can realize certain economies of scale in the operation of its centers, such as management oversight and staffing, purchasing of supplies, marketing and advertising, and others. Further, the Company is experienced in opening and expanding outpatient medical and rehabilitation centers as well as acquiring centers to serve existing and new clients should demand materialize.

 .  UTILIZE THE COMPANY'S EXPERTISE AND EXPERIENCE AS A COMPETITIVE ADVANTAGE:
   -------------------------------------------------------------------------

   The Company strives to optimize the performance of its operations and to enhance service levels by utilizing the Company's expertise and experience it has gained since its formation in 1982, and has developed extensive, proprietary management and information processing systems relating to its operations and the workers' compensation system in general. These systems have enhanced the Company's ability to furnish high-quality, efficient services while assisting its clients in complying with complex regulations governing the workers' compensation and health care industries. Accordingly, it is the Company's strategy to promote and constantly upgrade its knowledge and service levels, as well as its information and other management systems in order to continue to attract new clients. The Company believes that its expertise and experience also allow it to efficiently manage all non-medical aspects of its center operations, including billing and collections, accounting, tax and financial management, marketing, human resource management, third-party payor contracting, and others, thus enabling center physicians to focus on providing quality health care services.

 .  AFFILIATE WITH INTEGRATED PROVIDERS AND PAYOR NETWORKS:
   -------------------------------------------------------

   The Company is positioning its operations to successfully compete within a variety of emerging models of health care payment and delivery by actively expanding its own delivery system, and by affiliating with other integrated provider and payor networks, such as HMOs, IPAs, and payor-sponsored group health and workers' compensation PPOs. The Company believes that should demand warrant, it can develop and implement cost-effective, and competitively priced risk sharing programs with these entities, such as case rates and capitation products covering a comprehensive range of costs associated with occupational health care. However, there can be no assurance that the Company can successfully implement such programs. Additionally, the Company has entered into contractual relationships with a number of health and life insurers whereby the Company's services are being made available to such insurers' policyholders as part of various group health plans and workers' compensation cost containment programs.

 . ENHANCE NEAR-TERM UTILIZATION AND PURSUE EXPANSION AS MARKET
  ------------------------------------------------------------
  CONDITIONS WARRANT:
  ------------------

  In the near term, the Company intends to continue to promote and further enhance utilization and profitability levels at its existing network of centers, and to develop complimentary workers' compensation and health care cost containment programs for the marketplace. Additionally, the Company plans to expand its network of centers in selected geographic markets through the acquisition of existing physician practices or occupational medical centers, and to the extent suitable sites are secured and market conditions warrant, through the opening of new centers. There can be no assurance that suitable acquisition candidates or sites can be found on terms acceptable to the Company.

OPERATIONS

OUTPATIENT PRIMARY CARE MEDICAL AND REHABILITATION CENTER SERVICES

     Through the Company's network of outpatient primary care medical and rehabilitation centers and its managed care network, ReadiCare services are designed to reduce the overall costs associated with workers' compensation and health care claims, featuring the following:

 .   Lower direct medical costs as compared to many alternative sources;

 .   Early return-to-work or limited work duty programs
    developed by the Company which help eliminate or minimize disability claims, litigation, and related costs;

 .   Injury prevention, safety, and education programs;

 .   Early intervention and case management of workers'
    compensation claims; and

 .   Prompt, quality services at convenient locations.

    The following table indicates the number of primary care medical and rehabilitation centers ("Medical Centers") owned and operated by the Company for the respective periods:

                                         YEARS ENDED FEBRUARY 29 OR 28,
                                         ------------------------------
                                           1994       1995       1996
                                         --------   --------   --------
   Centers in operation
     at year-end                             41         40         37
   Centers opened during year                 1          -          -
   Centers discontinued during year           2          1          3


          The Medical Centers operate under the trade names "ReadiCare Medical Centers" in California, and "CHEC Medical Centers" in

Washington. The Medical Centers specialize in the delivery of cost-effective, outpatient primary medical care and rehabilitation services to individuals for the treatment of work-related medical problems, and to the general public for routine non-life-threatening, outpatient health care needs. For the year ended February 29, 1996, approximately 71% of revenues at the Medical Centers were derived from the provision of workers' compensation medical and related services and, therefore, were paid for by an employer or insurance carrier. The remaining 29% of revenues were derived from the treatment of non-work-related injuries or illnesses, such as urgent care, and individual and family health care services, and were paid for by the patient directly, or through his or her group health insurer.

     The Medical Centers are an attractive alternative to traditional acute and episodic sites of service, such as hospital emergency rooms, because of their accessibility, convenience, ambiance, and focus on quality service and medical cost containment. The Company believes that prices in the Medical Centers are lower than those of hospital emergency rooms and competitive with most general physicians' offices, industrial clinics, primary or urgent care centers, or other service providers. Hours of operation vary depending upon location and client company requirements, and range from 8 to 15 hours per day. No appointments are necessary at the Medical Centers and generally most patients receive services within 15 minutes of arrival.

MEDICAL CENTER SERVICES

     Typical services offered to the general public and to employers and their employees at the Company's centers include:

 .    Outpatient primary medical care, such as physician services for the treatment of work-related injuries and illnesses;

 .    Medical surveillance, executive, and special physical examinations;

 .    Physical and rehabilitation therapy, such as ultrasound, whirlpool, manual therapy and other treatment modalities;

 .    Outpatient medical services, such as treatment of fractures and sprains, and minor surgery procedures;

 .    Medical consultation and rehabilitation services in areas such as orthopedics and hand surgery;

 .    Diagnostic testing, such as X-ray, spirometry, laboratory tests, audiometry, and others;

 .    Disability and occupational health evaluations;

 .    Drug testing, collection and reporting services;

 .    Dispensing of prescription medicines, general medical supplies and products;

 .    OSHA and regulatory compliance services; and

 .    Urgent care, and routine individual and family health care.

DESCRIPTION AND SIZE

     The Medical Centers range in size from approximately 2,400 square feet to 15,000 square feet, and are generally designed to accommodate a minimum of five examining or treatment rooms, various ancillary service areas, such as drug collection, testing and reporting, laboratory, X-ray, audiometry and diagnostic testing, physical rehabilitation, pharmacy and supply, and other support functions. The Company owns debt-free the land and buildings occupied by its Everett and Tacoma, Washington centers and its Rocklin, California center. All other centers operated by the Company are located in leased premises. More recently opened centers have generally ranged in size from 4,000 to 6,000 square feet.

WORKERS' COMPENSATION MANAGED CARE PROVIDER NETWORK

     The Company operates a workers' compensation managed care provider network to enable employers and insurers to further benefit from the Company's expertise in workers' compensation cost containment. Through the managed care network, client companies have access to the services of a broad array of physician specialists in such areas as orthopedics, neurology, hand surgery, dermatology, ophthalmology, internal medicine, and others. Clients can also access inpatient and outpatient services offered by selected hospitals and diagnostic centers that participate in the Company's managed care network. Network providers include only those medical service providers who have agreed to adhere to the Company's cost, utilization and quality control guidelines, and who have agreed to conform to the Company's early return-to-work, injury prevention and rehabilitation, case management, utilization review, bill review and other cost containment practices. As a result, the Company believes that its expanded role as a "gatekeeper" for its clients in organizing and monitoring the utilization, delivery and costs of these medical services will result in greater efficiencies and savings to its clients. As of April 30, 1996, the Company had contracted with approximately 117 physicians or physician specialist groups, diagnostic facilities and hospital providers to provide services not available in its Medical Centers. Revenues derived from managed care network provider services were $1,431,000, or 4% of total revenues.

OUTPATIENT PHYSICAL REHABILITATION SERVICES

     In the majority of its centers, the Company offers a full range of outpatient physical rehabilitation services which are provided by licensed physical therapists. In 1992, the Company developed four (4) free-standing outpatient rehabilitation centers as part of a business strategy to expand this business segment. As part of a restructuring plan adopted in late 1993, the Company closed one of these centers and has integrated the provision of physical rehabilitation services available at the other three centers into the Company's existing medical centers. Typical physical rehabilitation services offered include:

 .    Work capacity evaluations, including isometric computerized testing;

 .    Risk assessments and job task analysis, including review of the work environment, and recommendations for evaluation and modification of body mechanics in job performance;

 .    Development of comprehensive work specific profiles which indicate job task capability and functional limitations for an employee;

 .    Symptom magnification and behavioral assessments to identify potential malingerers; and

 .    Work simulated reconditioning and education, featuring job specific strength and endurance training.

     For fiscal year 1996, physical rehabilitation services accounted for approximately 17% of total revenues.

MANAGEMENT AND CONSULTING SERVICES FOR EMPLOYERS AND THIRD-PARTY PAYORS

     The Company offers management and consulting services for the development and operation of workers' compensation cost containment programs organized or administered by employers, health insurers, and third-party payors. Under this program, a client is able to contract for one or more of the following services:

 .    Medical case management;

 .    General consulting in the operation of an employer's workers' compensation medical program;

 .    Recruiting and provision of medical personnel, including the placement of physicians and medical personnel on a part or full-time basis at the employer's work site;

 .    Development and management of a full-service workers' compensation medical center located on the employer's premises, including implementation of staffing and administrative support systems;

 .    Early intervention, safety, injury prevention and loss control programs;
     and

 .    Bill and utilization review services with respect to service provided by various managed care network providers.

MEDICAL SERVICES PROVIDED TO THE GENERAL PUBLIC

     For the year ended February 29, 1996, approximately 29% of revenues at the Company's primary care centers were derived from the provision of non-workers' compensation outpatient medical and rehabilitation services to the general public, such as urgent care and routine individual or family health care services. Individuals choose the Medical Centers, among other reasons, due to their low-cost, convenience, extended hours, as a result of their participation in employer-sponsored group accident and health plans, or through PPO and managed care programs in which the Company's Medical Centers participate.

MEDICAL AND OTHER PROFESSIONAL STAFF

     Medical services are provided at the Company's centers by licensed physicians who are employed by or under contract with ReadiCare Medical Group(s). As of February 29, 1996 there were 68 full time equivalent physicians providing services at the Company's centers. The ReadiCare Medical Group(s), which are independently owned professional medical corporations, do not have any ownership interests in any of the Company's medical facilities. Physicians are generally trained and experienced in occupational and industrial medicine, or have emergency, family practice, internal medicine or general medicine backgrounds. The ReadiCare Medical Groups have not to date experienced any material difficulty in hiring such physicians. Rehabilitation services are performed by licensed physical therapists or rehabilitation specialists. Demand for services at a typical Medical Center requires a staff of up to 15 full-time persons per week, or their part-time equivalents. Categories of non-physician staff members include: registered X-ray technicians, certified medical assistants, licensed vocational nurses, physical therapy aides, physical therapy assistants, licensed physical therapists, and administrative and support personnel. The Company has not experienced significant difficulty in attracting such individuals or in retaining personnel in sufficient numbers to staff its facilities. The Company's continuing success, however, will depend on its ability to attract and retain key physicians and other employees. Competition for highly skilled physicians as well as medical and management personnel is intense. There can be no assurance that the Company will be successful in retaining its existing personnel or in attracting additional qualified physicians and other employees.

SALES AND MARKETING

     ReadiCare employs a staff of 12 full-time managed care consultants and sales personnel who market ReadiCare services to insurers, brokers, third-party administrators and employer representatives. These individuals also initiate direct mail campaigns, implement local sales strategies, and focus their sales efforts on representatives of employer-sponsored workers' compensation, group accident and health plans, and HMOs. The Company also commits significant resources to building relationships with those individuals at its client companies who are responsible for workers' compensation and health care programs and who are in a position to recommend or arrange for the location of treatment for an injured employee. The Company's marketing program emphasizes the following:

 .  Quality service,

 .  Focus on cost containment,

 .  Accessibility,

 .   Convenience,

 .   Extended hours of operation,

 .   Early return-to-work programs (in the case of workers' compensation),

 .   Licensed, experienced and trained staff,

 .   Depth of service capabilities when the Company's Managed
    Care Program and Network are fully accessed, and

 .   Absence of physician ownership of the Company's centers, thus eliminating financial conflicts of interest.



PRIMARY CARE CENTER REIMBURSEMENT

     Generally, increases in the Company's operating costs approximate the rate of inflation. In California, the Company's largest operating territory, state-authorized reimbursement levels for workers' compensation outpatient medical services have not been increased since July 1987. In March 1994, a revised fee schedule was adopted by the Department of Workers' Compensation, however, reimbursement levels were not increased. In Washington, state-authorized workers' compensation medical reimbursement levels were increased by 6% effective March 1, 1994, and by approximately 10% on May 1, 1995. Inadequate reimbursement levels have, in the past, adversely affected operating margins at the Company's California centers, and they may adversely affect operating margins in the future. Future operating results depend in part on the effects of inflation and the extent to which reimbursement levels are adjusted to keep pace with increases in the Company's operating costs.

     The following table illustrates the Medical Centers' sources of revenues as a percentage of total revenues for the periods indicated:

SOURCES OF REVENUE          YEARS ENDED FEBRUARY 29 OR 28,
------------------         ------------------------------
                             1994        1995       1996
                            ------      ------     ------
 Workers' Compensation
  Insurance Payors            60%         56%        56%

 Corporate Accounts           14%         15%        15%

 Self-pay and                 26%         29%        29%
  Group Health Plans

     Charges for the treatment of work-related injuries or illnesses are billed to the client company's workers' compensation insurance carrier or to the client company, when self-insured. For the treatment of non-work-related medical care, such as urgent care, or routine individual or family health care services, the Medical Centers accept major credit cards, cash, personal checks, assignment of benefits from patients under selected group health insurance plans and HMOs, and, to a limited extent, Medicare and Champus. Services provided to patients pursuant to a contract with an employer are billed directly to the employer.


AGREEMENTS WITH READICARE MEDICAL GROUPS

     Under agreements (the Management Agreements) between the Company and the ReadiCare Medical Groups, the ReadiCare Medical Groups' physicians provide all medical services at the Company's centers. The Company, in addition to other administrative services, selects sites, manages and maintains all the Medical

Centers, provides capital, leases space, constructs all necessary improvements, and obtains (by lease or purchase) all necessary equipment and supplies. In many cases, the Company has acquired an existing center. The Company then makes available the fully equipped Medical Center to the ReadiCare Medical Group so that Medical Group physicians can provide the necessary medical services. The Company also provides a variety of other administrative services to the ReadiCare Medical Groups, including assisting in the recruitment of physicians, employing all non-physician personnel, training all personnel in the operation of the Medical Centers, marketing, quality control, purchasing, accounting, data processing, and payroll operations. The ReadiCare Medical Groups, which employ or contract with approximately 160 full and part-time physicians, were organized expressly for entering into the relationship set forth in the Management Agreements, and are not engaged in any other activities. The ReadiCare Medical Groups employ or contract with licensed physicians to provide the necessary medical services at the Medical Centers and review the performance of the Medical Centers' physicians to monitor compliance at all times with quality medical and ethical standards.

     Pursuant to the Management Agreements, the ReadiCare Medical Groups retain from net revenues (all billings for medical services, ancillary charges, facility charges, and supplies, less contractual discounts and bad debt allowances): (i) an amount sufficient to compensate those physicians who are employed by or are under contract to the ReadiCare Medical Groups; and (ii) an amount equal to fifty dollars ($50.00) per month for each Medical Center at which the ReadiCare Medical Groups provide medical services. Additionally, for all Medical Centers at which ReadiCare Medical Groups provide services, the ReadiCare Medical Groups retain from net revenues as additional compensation three tenths of one percent (0.30%) of the net revenues during any ReadiCare, Inc. fiscal year; provided, however, that such additional compensation shall not exceed the Company's (or its applicable subsidiary's) profits before taxes, determined as of the end of the Company's fiscal year.

     The Management Agreements with the ReadiCare Medical Groups provide for annual renegotiation of the compensation terms, taking into account the size the operation has then achieved, the direct and indirect costs of providing such services, the financial results of operations, the amount of inflation which has occurred, and other factors. Either party may terminate the agreements at any time without cause on 60 days prior written notice to the other party.

HEALTH CARE REFORM AND REGULATIONS

     Virtually all aspects of the practice of medicine and the provisions of workers' compensation and health care services are regulated by federal or state statutes, state medical boards, local boards of health, codes established by various medical associations, and other state or federal agencies. These entities prescribe, among other things, who may engage in the practice of medicine, the manner in which patients may be solicited and the requirements that must be satisfied prior to the establishment of facilities for the delivery of certain types of health care services. In addition, various states, including the states of California and Washington, regulate pricing, billing and other aspects of the delivery of medical services to injured workers eligible for benefits under such states' workers' compensation systems. The Company believes it has structured its operations to comply with these regulations and that these regulations have not had an adverse effect on the Company's business.

     In recent years, both the states of California and Washington have enacted various health care and workers' compensation reform measures. These measures are designed to reduce the costs of health care and workers' compensation, improve access and broaden coverage to more individuals, minimize abuses, and create more efficient delivery systems. The Company believes its approach, which combines the benefits of its low-cost, quality service oriented delivery system, complemented by a broad array of managed care programs offered by the Company, has enabled the Company to respond favorably to such reform measures.

     Subsequent to the Workers' Compensation Health Care Provider Organization
(HCO) Act of 1993, in April 1994 the Company applied for certification as a Workers' Compensation Health Care Provider Organization (WCHCPO) to the State of California. Since 1994 the Company re-submitted several amended applications, and on May 6,

1996, received WCHCPO certification from the California Department of Corporations. Pending the outcome of proposed amended legislation, market demand and other factors, the Company may apply for additional certification as a Health Care Organization (HCO). The HCO designation may permit the Company to operate in certain markets as a "risk-based" service provider similar to that of an HMO or health care insurer. Management believes that should it obtain such certification, and should there be market demand for such a product, it could enjoy a competitive advantage in certain of its California markets. Additionally, in view of ongoing health care reform initiatives in both Washington State and California, the Company is engaged in discussions with a number of insurance companies, HMOs, third party payors, and others to develop strategic alliances and relationships to improve its competitive market position.

     The health care industry in the United States continues to be subject to fundamental changes resulting from political, economic and regulatory influences. Various state and federal government sponsored initiatives to reform the workers' compensation health care systems and to control escalation of such expenditures within the economy are expected to continue. Due to uncertainties regarding the outcome of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they might be adopted or what impact they might have on the Company. The actual announcement of reform proposals and the investment community's reaction to such proposals, announcements by competitors or payors of their strategies to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of the Company's common stock.

                                  COMPETITION

     The Company faces intense competition from hospitals, outpatient primary care and rehabilitation center providers, physicians' offices, industrial medical clinics, HMOs, and others, such as IPAs and PPOs. Many competitors are well established sources of health care services. To compete successfully with these entities and to facilitate its growth, the Company must overcome potential customers' attachments to existing sources of health care. In the Company's present markets, hospital-owned competitors and HMOs generally have much greater financial and marketing resources than the Company. However, the Company believes generally it has greater financial and marketing resources than individual service providers such as single-location industrial medical clinics, and many non-hospital affiliated operators of outpatient primary care medical and rehabilitation centers. In addition, increased competitive pressures could lead to intensified price-based competition, which could adversely affect the Company's operating results.


                                   EMPLOYEES

     At April 30, 1996, 381 full-time equivalent personnel were employed by the Company, consisting of management, administrative and support personnel, and non-physician medical and technical staff. There are no collective bargaining agreements with employees, and management believes that relations with its employees are good.

The executive officers of the Company are as follows:

     DENNIS G. DANKO, 49, the Company's founder and Chairman, has been President, Chief Executive Officer and Director since the inception of the Company in 1982. Mr. Danko received a bachelor's degree in economics from Clemson University and a master's degree in health care management from the University of Pittsburgh. Mr. Danko has over 20 years of management experience in the health care field, holding executive management positions with various publicly-held health care organizations, including American Medical International, Inc., and National Medical Enterprises, Inc.

     STEVE E. BUSBY, 48, has been Senior Vice President, Finance since July 1993, Vice President, Finance from May 1992 to June 1993, Vice President, Controller from March 1988 to April 1992, and Corporate Controller from June 1987 to February 1988. Prior to joining the Company, he was a co-founder of CHEC Medical Centers, Inc. and held the position of Vice President, Finance when CHEC merged with the Company in December 1986. Mr. Busby received bachelor's and master's degrees in mathematics from Mississippi State University and a master's degree in business administration from the University of Washington.

     THOMAS P. CAREY, 42, has been Senior Vice President, Operations since April 1992. Mr. Carey was Group Vice President, Operations from July 1991 to March 1992, and Vice President, Operations from March 1987 to June 1991. From April 1982 to February 1987, Mr. Carey held other management positions with the Company, and with an entity acquired by the Company.

ITEM 2.   PROPERTIES
--------------------

     As of April 30, 1996, ReadiCare, Inc. operated thirty-seven (37) outpatient medical and rehabilitation centers, of which seventeen (17) were located in Washington state in the greater Seattle and Tacoma metropolitan areas; eight (8) were located in California in the greater San Francisco, San Jose, and Oakland metropolitan areas; five (5) were located in the greater Sacramento, and Stockton and Modesto metropolitan areas; and, seven (7) were located in the greater San Diego metropolitan area. The Company owns debt-free, the land and buildings occupied by its Everett and Tacoma, Washington centers, and its Rocklin, California center. All other operating facilities are leased. ReadiCare's medical facilities range in size from approximately 2,400 square feet to 15,000 square feet and typically are leased for three to five year periods with multiple renewal options. The medical centers are generally designed to accommodate a minimum of five examining or treatment rooms, various ancillary service areas, such as laboratory, X-ray, audiometry, drug testing, collection and reporting, physical rehabilitation areas, pharmacy and supply areas, and others. The centers are designed to efficiently meet the needs of patients and client companies in a pleasing environment. The Company occupies approximately 18,400 square feet of space in Sunnyvale, California for its corporate offices under a lease which expires in August 2000. The Company's regional administrative offices are located in San Diego, California, and in Renton, Washington.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company is, and may in the future be, party to various claims and routine litigation arising out of the ordinary course of business and vigorously defends itself in such matters. There is no material legal proceedings to which the Company is a party or to which any of its properties are subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     The Company's common stock is traded on the Nasdaq, National Market System under the symbol (RDIC). Before December 6, 1995, the Company's common stock was listed on the American Stock Exchange (symbol RDI). The following table sets forth, for the fiscal quarters indicated, the high, low and last prices reported.

                      YEAR ENDED                YEAR ENDED
                   FEBRUARY 29, 1996         FEBRUARY 28, 1995
                   -----------------         -----------------
  Common Stock     HIGH   LOW   LAST        HIGH    LOW    LAST
  ------------     ----   ---   ----        ----    ---    ----
First Quarter     $2.75  $1.31  $2.25      $2.00   $1.25   $1.50
Second Quarter    $3.75  $2.12  $3.63      $2.00   $1.38   $1.50
Third Quarter     $4.06  $2.75  $2.94      $1.88   $1.19   $1.38
Fourth Quarter    $4.50  $2.88  $4.00      $1.81   $1.00   $1.50


     There were approximately 422 stockholders of record as of April 30, 1996. No dividends have been paid on the Company's common stock since inception. The Company does not anticipate that dividends will be paid on common stock in the foreseeable future. Additionally, dividend payments are restricted by loan covenants.

 ITEM 6. SELECTED FINANCIAL DATA
 -------------------------------

The following selected consolidated financial data is derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This data should be read in conjunction with the consolidated financial statements, related notes, and other financial information appearing herein or incorporated by reference.

                                                        FISCAL YEARS ENDED
                                -------------------------------------------------------------------
                                  FEB. 29,     FEB. 28,      FEB. 28,       FEB. 28,     FEB. 29,
                                    1996         1995          1994           1993         1992
                                -------------------------------------------------------------------
STATEMENTS OF OPERATIONS:

Revenues ....................   $36,200,537   $35,515,747   $36,633,838   $38,458,704    $36,243,055

Costs and expenses:
  Center operating expenses..    28,730,177    29,283,368    30,857,114    31,140,224     28,152,575
  Marketing, general and
    administrative expenses..     4,687,001     4,419,289     3,966,945     4,040,663      4,169,497
  Depreciation
    and amortization.........     1,381,700     1,368,590     1,835,951     1,741,737      1,421,186
  Nonrecurring charges.......             -       (85,000)    8,443,165             -       (290,000)
  Cost of terminated stock
    offering.................             -             -             -             -        152,939
  Interest expense,(net).....        10,626        92,158       154,669       183,804         38,699
                                -----------   -----------   -----------   -----------   ------------

Income (loss) before taxes,
  cumulative effect of
  change in accounting
  principle..................     1,391,033       437,342    (8,624,006)    1,352,276      2,598,159
Provision for income taxes...       167,000        52,000       681,323       589,000        965,000
                                -----------      --------   -----------    ----------    -----------

Income (loss) before
  cumulative effect of
  change in accounting
  principle..................     1,224,033       385,342    (9,305,329)      763,276      1,633,159

Cumulative effect of
  change in accounting
  principle..................             -             -       176,471             -              -
                                -----------      --------   -----------    ----------    -----------

Net income (loss)............   $ 1,224,033      $385,342   $(9,128,858)   $  763,276    $ 1,633,159
                                ===========      ========   ===========    ==========    ===========

Per share data:

  Income (loss) before
    cumulative effect of
    change in accounting
    principle ...............          0.15          0.05        (1.13)          0.09          0.20

  Cumulative effect of change
    in accounting principle                -            -         0.02              -             -
                                -----------   -----------  -----------    -----------   -----------

  Net income (loss) .........   $      0.15   $      0.05  $     (1.11)   $      0.09   $      0.20
                                ===========   ===========  ===========    ===========   ===========

Weighted average
 common shares
 and equivalents ............     8,319,000     8,178,000    8,195,000      8,309,000     8,329,000
                                ===========   ===========  ===========    ===========   ===========

BALANCE SHEET DATA AT YEAR-END:
  Working capital............   $ 6,888,238   $ 4,378,704  $ 4,129,753    $ 4,508,963   $ 6,261,463
  Total assets...............    17,358,635    16,860,468   19,530,287     29,645,604    25,964,511
  Long-term debt.............             -             -    1,041,669      1,700,000     1,750,000
  Stockholders' equity.......    14,399,169    13,125,072   12,720,330     22,155,193    21,387,874


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 -------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

GENERAL

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

     The Company has experienced and may in the future experience period-to-period fluctuations in revenues and operating results due to a number of factors, including continuing pricing pressure in the health care industry, delays in increases in reimbursement levels, regulatory developments, competition, general economic conditions, and seasonality.

     The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in
any given period.   Additionally, the Company may not learn of, or be able to
confirm, revenues or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

     Generally, increases in the Company's operating costs approximate the rate of inflation. In California, the Company's largest operating territory, state-authorized medical reimbursement levels for workers' compensation outpatient medical services have not been increased since July 1987. In March 1994, a revised fee schedule was adopted by the Department of Workers' Compensation, however, reimbursement levels were not increased. In Washington, state-authorized workers' compensation medical reimbursement levels were increased by 6% effective March 1, 1994, and by approximately 10% on May 1, 1995. Inadequate reimbursement levels have in the past and may in the future adversely affect the Company's revenues and operating results. Future operating results depend in part on the effects of inflation and the extent to which reimbursement levels are adjusted to keep pace with increases in the Company's operating costs.

                             RESULTS OF OPERATIONS

    The following table sets forth key income statement account balances pertaining to operations, percentage changes between periods, and the relationship of such balances to revenues for the respective periods.

(In thousands)                               Years Ended                     Years ended
                                          February 29, or 28,                February 28,
                                  ------------------------------    ------------------------------
                                   1996        1995     % change      1995        1994    % change
                                  -------     -------   --------    -------    --------   --------
Revenues:                         $36,201     $35,516        2%     $35,516     $36,634      (3%)

Costs and expenses
  Center operating expenses        28,730      29,284       (2%)     29,284      30,857      (5%)
    % of revenues                      79%         83%                   83%         84%
-------------------------------------------------------------------------------------------------
    Gross Operating Margin          7,471       6,232       20%       6,232       5,777       8%
    % of revenues                      21%         17%                   17%         16%
-------------------------------------------------------------------------------------------------
  Marketing, general and
   administrative expenses          4,687       4,419        6%       4,419       3,967      11%
    % of revenues                      13%         12%                   12%         11%

  Depreciation and
   Amortization                     1,382       1,369        1%       1,369       1,836     (25%)
    % of revenues                       4%          4%                    4%          5%

  Interest expense (net)               11          92      (88%)         92         155     (40%)
    % of revenues                       -%          -%                    -%          -%

  Nonrecurring charges                  -         (85)    (100%)        (85)     8,443     n/m*
    % of revenues                       -%          -%                    -%         23%

Income (loss) before
 taxes and cumulative
 effect of change in
 accounting principle               1,391         437      218%         437      (8,624)    n/m*
     % of revenues                      4%          1%                    1%        (23%)

Provision for
 income taxes                         167          52     221%           52         681     (92%)
  % of revenues                         1%          -%                    -%          2%

Income (loss) before
 cumulative effect of change
 in accounting principle            1,224         385     218%          385      (9,305)    n/m*
  % of revenues                         3%          1%                    1%       (25%)

Cumulative effect of change
 in accounting principle                -           -       -%            -         176    (100%)
  % of revenues                         -%          -%                    -%          -%

Net income (loss)                   1,224         385     218%          385      (9,129)    n/m*
  % of revenues                         3%          1%                    1%       (25%)
--------------------------------------------------------------------------------------------------

 * not meaningful

YEAR ENDED FEBRUARY 29, 1996 COMPARED TO YEAR ENDED FEBRUARY 28, 1995.
----------------------------------------------------------------------

     Revenues for the fiscal year ended February 29, 1996, which include revenues from center operations and from the provision of managed care and other services, were $36,201,000, a 2% increase compared to revenues of $35,516,000 reported for the fiscal year ended February 28, 1995. On a "same-center" basis, revenues increased by 3%. The Company experienced a 6% and 4% increase, respectively, in revenues at its Washington state, and San Diego, California area centers. This increase in revenues was partially offset by a 2% decrease in revenues at the Company's Northern California centers, which was due primarily to shortened hours of operation which went into effect in early 1995 at a majority of such centers. The impact of the streamlined operating hours and a corresponding decrease in center operating expenses in the Northern California centers, steady performance experienced by the Washington state centers, and a return to profitability of the Company's San Diego, California area centers resulted in a 20% improvement in gross operating profit margins to $7,471,000 or 21% of revenues, compared to gross profit margins $6,232,000 or 17% of revenues in the prior year.

     Center operating expenses decreased by $554,000 or 2% primarily as a result of the shortened operating hours as described above. Marketing, general and administrative expenses increased by $268,000 or 6% due primarily to higher employee fringe benefit costs and corporate expenses. Interest expense decreased by $81,000 or 88% due to lower borrowings, which resulted in the elimination of bank debt as of the fiscal year-end. Depreciation and amortization expense increased by $13,000 or 1% over the previous year.

     Income before taxes increased $954,000 or 218% primarily as a result of improved operating performance at each of the Company's regional clusters of centers, and the recognition of $121,000 in management fee income relating to previously terminated management services contracts.

     The provision for income taxes for the year ended February 29, 1996 increased by 221% to $167,000 or 12% of pretax income, compared to $52,000 or 12% of pretax income for the year ended February 28, 1995.

     Net income increased $839,000 or 218% primarily as a result of improved operating performance at each of the Company's regional clusters of centers.

YEAR ENDED FEBRUARY 28, 1995 COMPARED TO YEAR ENDED FEBRUARY 28, 1994.
----------------------------------------------------------------------

     Revenues for the fiscal year ended February 28, 1995 were $35,516,000, a decrease of $1,118,000, or 3%, compared to revenues of $36,634,000 for the fiscal year ended February 28, 1994.

     From owned centers, the Company experienced an increase in revenues of $138,000. This increase resulted from a 7% improvement in revenues at the Company's Northern California centers due primarily to higher utilization levels, and a 2% improvement in revenues at its Washington State centers due to higher revenue per patient visit. Revenues were also favorably impacted by lower reimbursement disallowances due to improvements in the Company's billing and collections system, and a lower provision for doubtful accounts. The aggregate increases in center revenues were partially offset by a 19% decline in revenues at the Company's San Diego area centers due to lower utilization levels experienced at such centers and the closure of two centers.

     The decrease in revenues from managed care services, amounting to $1,256,000, or 43%, resulted from lower demand for managed care services primarily in the San Diego market and the Company's election not to renew certain management services contracts which expired during the fiscal year ended February 28, 1994.

     Center operating expenses decreased by $1,574,000, or 5%, primarily as a result of reduced operating costs at the Company's centers and managed care network, and discontinued activities. Marketing, general and administrative expenses increased by $452,000, or 11%, due primarily to additional sales and marketing programs. Depreciation and amortization expenses decreased $467,000, or 25%, due to the reduced amortization expense resulting from the write-down of intangible assets during the year ended February 28, 1994. Interest expense
decreased $63,000, or 40%, due to reduced borrowing levels.   During fiscal year
1994 the Company incurred restructuring charges of $8,443,000 of which $6,675,000 related to the noncash write-down of intangible assets and $1,768,000 related to discontinued activities.

     For the year ended February 28, 1995, income before taxes was $437,000, as compared to a loss of $181,000 before taxes, the cumulative effect of a change in accounting principle, and the restructuring charges for the year ended February 28, 1994.

     The provision for income taxes of $52,000 for the year ended February 28, 1995 consists in part of taxes payable of $31,000, and a decrease in net deferred tax assets of $21,000. Results for the prior year period included a noncash benefit of $176,000 resulting from the Company's adoption of Statement of Financial Accounting Standards No. 109.

     For the year ended February 28, 1995, net income was $385,000 as compared to a loss for the year ended February 28, 1994 of $9,129,000, which included restructuring charges of $8,443,000.


LIQUIDITY, CAPITAL RESOURCES AND INFLATION

     The Company's primary source of liquidity is cash provided by operating activities, which amounted to $2,869,000, $423,000 and $3,342,000 during the fiscal years 1996, 1995 and 1994. Cash provided by operating activities is significantly higher than net income due to the noncash expense relating to depreciation of fixed assets and amortization of intangible assets, which amounted to $1,382,000 for the fiscal year ended February 29, 1996. The Company has a $5.0 million revolving bank line of credit facility expiring on June 30, 1997 which is available for working capital and general corporate purposes. Borrowings under the credit facility bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. There was no outstanding balance on the line of credit as of February 29, 1996. The Company's maximum borrowing capacity at year-end was $4.5 million. The Company anticipates that internally generated cash and borrowing capacity under its credit facility will be sufficient to finance short and long term internal growth and capital expenditure requirements. There were no material capital commitments outstanding as of February 29, 1996.

     In fiscal 1994 and prior years, the Company recorded restructuring charges and established reserves for discontinued activities. The following table sets forth activities related to those reserves for the two years ended February 29, 1996.

                 BALANCE     AMOUNT      AMOUNT(C)    BALANCE    AMOUNT      AMOUNT(C)   BALANCE
                 2/28/94     UTILIZED    REVERSED     2/28/95    UTILIZED    REVERSED    2/29/96
                 --------    --------    --------     -------    --------    --------    -------
Provision for
the closure
and relocation
of facilities
(a)             $ 403,000   $(157,000)  $( 35,000)   $ 211,000   $(142,000)  $ (46,000)  $  23,000

Provision for
phase-down
of various
business
ventures
(b)               574,000     (97,000)    (50,000)     427,000     (38,000)   (389,000)          -
                 --------   ---------   ---------    ---------   ---------   ---------   ---------
Reserve for
discontinued
activities      $ 977,000   $(254,000)   $ (85,000)  $ 638,000   $(180,000)  $(435,000)  $  23,000
                =========   ==========   ==========  =========   ==========  ==========  =========

(a) Amounts utilized represent both cash and noncash items. The fiscal 1995 amount utilized of $157,000 represents $176,000 of cash disbursements offset by a $19,000 noncash recovery. The fiscal 1996 amount of $142,000 represents $171,000 of cash disbursements offset by a $29,000 noncash recovery.
(b)  Amounts utilized represent cash payments.
(c)  Amounts reversed represent noncash expense reversals.

      Another factor that could affect liquidity is the Company's effective tax rate which was 12% for fiscal year 1996, and which is expected to be the same for fiscal year 1997 absent any significant changes in the Company's business. In fiscal year 1997, cash flows may benefit from the utilization of $915,000 of operating loss carryforwards for federal tax purposes, and the utilization, subject to certain restrictions, of $748,000 of operating loss carryforwards for federal tax purposes available in the Company's CHEC Medical Centers, Inc. subsidiary. These benefits would be limited if certain changes in the ownership of the Company were to occur.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and
Stockholders of ReadiCare, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly in all material respects, the financial position of ReadiCare, Inc. and its subsidiaries at February 29, 1996 and February 28, 1995 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the financial statements, the Company changed its method of measuring impairment of assets.

     Our audits of the consolidated financial statements of ReadiCare, Inc. also included an audit of the Financial Statement Schedule on page 61. In our opinion, the Financial Statement Schedule presents fairly in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
San Jose, California
April 10, 1996

                                READICARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S
                                  -----------

                                          FEBRUARY 29,   FEBRUARY 28,
                                              1996           1995
                                          ------------   -------------

Current assets:
  Cash and cash equivalents............    $ 2,211,194   $    426,315
  Accounts receivable, less
   allowance of $2,247,294
   and $1,612,372......................      6,363,136      6,531,800
  Supplies.............................        703,135        664,635
  Other current assets.................        570,239        491,350
                                           -----------   ------------
    Total current assets...............      9,847,704      8,114,100
                                           -----------   ------------

Equipment, property and improvements
 at cost:
  Equipment............................      7,279,008      7,165,889
  Property and improvements............      7,115,121      7,677,635
                                           -----------   ------------

                                            14,394,129     14,843,524

  Less: accumulated depreciation.......    ( 7,848,348)   ( 7,164,586)
                                           -----------   ------------
                                             6,545,781      7,678,938
                                           -----------   ------------

Acquired intangible assets, net........        599,729        662,878
Other assets...........................        365,421        404,552
                                           -----------   ------------
                                           $17,358,635    $16,860,468
                                           ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable.....................    $ 1,164,781        939,370
  Salaries and other accrued
   employee benefits...................      1,182,424        947,267
  Managed care provider payable........        252,107        286,185
  Other current liabilities............        337,036        224,253
  Notes payable to bank................             --        700,000
  Reserves for discontinued
   activities..........................         23,118        638,321
                                            ----------    -----------
    Total current liabilities..........      2,959,466      3,735,396
                                            ----------    -----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value,
  1,000,000 shares authorized and
  unissued............................               -              -

Common stock, $0.01 par value,
 20,000,000 shares authorized;
 8,210,199 and 8,184,574
 shares issued and
 outstanding..........................          82,102         81,846
Additional paid-in capital............      20,208,621     20,158,814
Accumulated deficit...................      (5,891,554)    (7,115,588)
                                            ----------    -----------
    Total stockholders' equity........      14,399,169     13,125,072
                                          ------------    -----------
                                          $ 17,358,635    $16,860,468
                                          ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                READICARE, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      YEARS ENDED FEBRUARY 29 OR 28,
                                ------------------------------------------

                                   1996           1995           1994
                                -----------   ------------   -------------

Revenues.....................   $36,200,537   $35,515,747     $36,633,838

Costs and expenses:

  Center operating
    expenses.................    28,730,177    29,283,368      30,857,114
  Marketing, general and
    administrative expenses..     4,687,001     4,419,289       3,966,945
  Depreciation and
    amortization.............     1,381,700     1,368,590       1,835,951
  Nonrecurring charges.......             -       (85,000)      8,443,165
  Interest expense, net......        10,626        92,158         154,669
                                -----------   -----------    ------------

Income (loss) before taxes
  and cumulative effect
  of change in accounting
  principle..................     1,391,033       437,342      (8,624,006)

Provision for income
  taxes......................       167,000        52,000         681,323
                                -----------   -----------    ------------

Income (loss) before
  cumulative effect of
  change in accounting
  principle..................     1,224,033       385,342      (9,305,329)

Cumulative effect of
  change in accounting
  principle..................             -             -         176,471
                                -----------   -----------    ------------

Net income (loss)............   $ 1,224,033   $   385,342    $ (9,128,858)
                                ===========   ===========    ============

Per share:

  Income (loss) before
    cumulative effect of
    change in accounting
    principle................   $      0.15   $      0.05    $      (1.13)

  Cumulative effect of
    change in accounting
    principle................             -             -            0.02
                                -----------    ----------    ------------

  Net income (loss)..........   $      0.15   $      0.05    $      (1.11)
                                ===========   ===========    ============

Weighted average common
  shares and equivalents.....     8,319,000     8,178,000       8,195,000
                                ===========   ===========    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                READICARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           (ACCUMULATED
                                                             ADDITIONAL     DEFICIT)
                                       COMMON STOCK          PAID-IN        RETAINED
                                    SHARES       AMOUNT      CAPITAL        EARNINGS          TOTAL
                                  ----------     -------     -----------    -----------     -----------
Balance at February 28, 1993....   8,294,574     $82,946     $20,444,319    $ 1,627,928    $ 22,155,193
  Repurchase of stock...........    (120,000)     (1,200)       (304,805)             -        (306,005)
  Net loss......................           -           -              -      (9,128,858)     (9,128,858)
                                  ----------     -------     -----------    -----------     -----------

Balance at February 28, 1994....   8,174,574      81,746      20,139,514     (7,500,930)     12,720,330
  Exercise of stock options.....      10,000         100          19,300              -          19,400
  Net income....................           -           -               -        385,342         385,342
                                  ----------     -------     -----------    -----------     -----------

Balance at February 28, 1995....   8,184,574      81,846      20,158,814     (7,115,588)     13,125,072
  Exercise of stock options ....      25,625         256          49,808              -          50,064
  Net income....................           -           -               -      1,224,033       1,224,033
                                  ----------     -------     -----------    -----------     -----------

Balance at February 29, 1996....   8,210,199     $82,102     $20,208,622    $(5,891,555)    $14,399,169
                                  ==========     =======     ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                READICARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED FEBRUARY 29 OR 28,
                                                 -----------------------------------------
                                                    1996           1995           1994
                                                 -----------------------------------------
Cash flows from operating activities:
  Net income (loss).........................     $1,224,033     $  385,342     $(9,128,858)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
    Depreciation and amortization ..........      1,381,700      1,368,590       1,835,951
    Deferred income taxes ..................        (32,000)        21,000         681,439
    Loss (gain) on disposition of assets ...          4,626          4,210            (229)
    Noncash portion of  nonrecurring charges              -        (85,000)      7,640,769
    Cumulative effect of change in
      accounting principle .................              -              -        (176,471)
    Changes in assets and liabilities net
      of effects of nonrecurring charges:
      Accounts receivable, net .............        168,662       (750,758)      1,247,320
      Supplies and other current assets.....       (107,629)       172,696         145,662
      Accounts payable .....................        225,411        (36,096)       (497,219)
      Salaries and other accrued
       employee benefits ...................        201,079       (315,011)        598,156
      Other current liabilities ............       (196,620)      (342,152)        995,304
                                                 ----------     ----------     -----------

      Net cash provided by
         operating activities ..............      2,869,262        422,821       3,341,824
                                                 ----------     ----------     -----------

Cash flows from investing activities:
  Additions to equipment ...................       (410,710)      (359,138)       (363,517)
  Additions to property and improvements ...        (29,683)       (47,412)       (277,705)
  Proceeds from sale of assets .............         11,453              -               -
  Other assets .............................         (5,506)        45,606           6,841
                                                 ----------     ----------     -----------

    Net cash used in investing
     activities ............................       (434,446)      (360,944)       (634,381)
                                                 ----------     ----------     -----------
Cash flows from financing activities:
 Borrowings under line of credit............              -      1,500,000         150,000
 Payments under line of credit .............       (700,000)    (1,600,000)     (1,250,000)
 Payments under term note...................              -     (1,875,001)       (624,999)
 Issuance (repurchase) of common stock......         50,063         19,400        (306,005)
                                                 ----------     ----------     -----------

    Net cash used in
    financing activities ..................        (649,937)    (1,955,601)     (2,031,004)
                                                 ----------     ----------     -----------
Increase (decrease) in cash ................      1,784,879     (1,893,724)        676,439
Cash at beginning of year...................        426,315      2,320,039       1,643,600
                                                 ----------    -----------     -----------
Cash at end of year ........................     $2,211,194    $   426,315     $ 2,320,039
                                                 ==========    ===========     ===========
Supplemental cash flow information:

 Cash paid during the year for interest.....     $   15,001    $    94,242     $   174,323
                                                 ==========    ===========     ===========
 Cash paid during the year for income taxes.     $   92,000    $         -     $   105,400
                                                 ==========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                READICARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General: ReadiCare, Inc. (the Company) is a developer and operator of outpatient medical and rehabilitation centers and workers' compensation cost containment medical programs and services in the states of Washington and California. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. See Note 5 regarding agreements with Medical Groups.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

     Cash and cash equivalents: Cash and cash equivalents include cash on-hand and short-term investments with original maturities of 90 days or less.

     Concentration of credit risk: Financial instruments which subject the Company to concentration of credit risk consist primarily of accounts receivable. Accounts receivable from the Washington State Department of Labor and Industries, the insurer for the majority of workers' compensation insurance in Washington State, represent approximately 13% of the Company's net accounts receivable balance. The carrying value of all financial instruments approximate their respective fair values.

     Supplies: Supplies, consisting of medications and medical supplies, are stated at the lower of cost (first-in, first-out) or market.

     Acquired intangible assets:    Acquired intangible assets consist primarily
of customer lists, patient records and the excess of cost over acquired net assets (goodwill) in conjunction with various acquisitions. Such assets, other than goodwill, are amortized over ten years using the straight-line method. Goodwill is amortized using the straight-line method over forty years. The Company determines and measures the impairment of acquired intangible assets in accordance with the Statement of Financial Accounting Standards No. 121, (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     Other assets: Certain pre-opening costs incurred prior to the opening of a new center, such as legal, training and recruiting costs, are deferred and amortized on a straight-line basis over sixty months commencing with the opening of the new center. Amortization of such costs for fiscal years 1996, 1995 and 1994 was $65,000, $67,000 and $67,000, respectively.

     Revenues: Revenues are recorded when services are provided and at estimated net amounts to be received from employers, patients, third-party payors and others.

     Depreciation and amortization: Depreciation and amortization of equipment, property and improvements are provided principally on the straight-line method over their estimated useful lives ranging from five to seven years for equipment, ten years for leasehold improvements and twenty years for buildings.

     Income taxes: The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", in the first quarter of fiscal 1994. SFAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax base of assets and liabilities.

     Net income (loss) per common share: Net income (loss) per common share is based on the weighted average number of shares outstanding for the respective periods and common share equivalents, when dilutive, resulting from the assumed exercise of stock options.

     Recent accounting pronouncement: In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for compensation costs related to stock option plans and other forms of stock based compensation plans as an alternative to the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25. Companies that do not elect the new method of accounting beginning in 1996 will be required to provide pro forma disclosures as if the fair value based method had been applied. The Company anticipates that it will not elect the fair value based method of accounting and will provide pro forma disclosure as required.

NOTE 2.   NONRECURRING CHARGES

     In March of 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     In the fourth quarter of fiscal 1996, the Company elected to adopt the new accounting pronouncement. Prior to the fourth quarter of fiscal 1996, the Company evaluated only intangible assets (not fixed assets) for potential impairment based on discounted future cash flows. At the end of fiscal 1995, the Company identified specific medical centers that did not meet desired operating performance levels, and absent an increase in utilization, would not meet acceptable profitability levels in fiscal 1996. In the fourth quarter of fiscal 1996, after attempting various alternative strategies to increase utilization levels, the Company determined the value of leasehold improvements and equipment at five centers (two in Washington state, two in Southern California, and one in Northern California) had been impaired as defined by SFAS
121. An impairment loss of $435,000 resulted from the write-down of the carrying value of these assets to their fair value based on the present value of expected future cash flows from these centers.

     During fiscal 1996, the Company reviewed the adequacy of the reserve for discontinued activities and restructuring established in fiscal 1994. Since the actual costs incurred were less than previously estimated, the reserve was reduced by $435,000 and recognized as a reduction of loss on discontinued activities and restructuring.

     The fiscal 1996 nonrecurring charge is the net of a loss resulting from the write-down of impaired assets and a reduction of the provision for loss on discontinued activities and restructuring.

     In fiscal 1995, because the actual costs associated with the closing of one center and the termination of a business venture were less than previously estimated, the accrual for discontinued activities established in fiscal 1994 was reduced by $85,000.

     During the third quarter of fiscal 1994, the Company recorded a restructuring charge of $8,443,000, of which $6,675,000 related to the noncash write-down of intangible assets and $1,768,000 related to certain discontinued activities. The write-down of intangible assets during fiscal year 1994 resulted from the realization that recent and proposed changes in the workers' compensation and health care industries in California have adversely affected the utilization patterns of many of the Company's outpatient medical centers, particularly centers previously acquired by the Company located in Northern and Southern California. These changes had a negative impact on projected revenues and income levels as compared to expectations of performance at the time the centers were acquired. Additionally, on March 1, 1994, a new official medical fee schedule was implemented by the State of California which did not increase reimbursement levels for certain services provided at the Company's California centers. As a consequence, profit contributions from the California centers
were adversely impacted.   After taking all
of the above factors into consideration, management concluded that the remaining balance of intangible assets recorded for various acquisitions of California outpatient medical centers, including the value of covenants not to compete, customer lists, operating manuals, patient records, and goodwill, no longer provided value to the ongoing business and, therefore, had been permanently impaired.

     The $1,768,000 charge related to discontinued activities resulted from the termination of certain management service contracts, the cessation of services provided at two locations, the planned relocation of one outpatient medical center, and the consolidation of two administrative offices, all in California. The write-down of the value of certain other assets, including computer software and miscellaneous fixed assets no longer having economic value, was also included in the charge. The total noncash expense related to asset write-downs included in the discontinued activities charge is $966,000.

     The following table sets forth the discontinued activities reserves for the two years ended February 29, 1996.

                 BALANCE     AMOUNT      AMOUNT(C)    BALANCE    AMOUNT      AMOUNT(C)   BALANCE
                 2/28/94     UTILIZED    REVERSED     2/28/95    UTILIZED    REVERSED    2/29/96
                 -------     --------    --------     -------    --------    ---------   -------
Provision for
the closure
and relocation
of facilities
(a)              $403,000    $(157,000)   $(35,000)   $211,000   $(142,000)  $ (46,000)   $23,000

Provision for
phase-down
of various
business
ventures
(b)               574,000      (97,000)    (50,000)    427,000     (38,000)   (389,000)         -
                  -------     --------    --------     -------    --------   ---------    -------

Reserve for
discontinued
activities       $977,000     $(254,000)  $(85,000)   $638,000   $(180,000)  $(435,000)   $23,000
                 ========     =========   =========   ========   =========   =========    =======

(a) Amounts utilized represent both cash and noncash items. The fiscal 1995 amount utilized of $157,000 represents $176,000 of cash disbursements offset by a $19,000 noncash recovery. The fiscal 1996 amount of $142,000 represents $171,000 of cash disbursements offset by a $29,000 noncash recovery.
(b)  Amounts utilized represent cash payments.
(c)  Amounts reversed represent noncash expense reversals.

NOTE 3.  ACQUIRED INTANGIBLE ASSETS
     Acquired intangible assets comprise the following:

                                                                             FEBRUARY 29 OR 28,
                                                                         1996                 1995
                                                                     -------------------------------

Patient records...................................................   $  421,837           $  421,837
Goodwill..........................................................      924,315              924,315
Other.............................................................       41,095               42,260
Customer Lists....................................................       22,500               22,500
                                                                     ----------           ----------
                                                                      1,409,747            1,410,912
Less: accumulated amortization ...................................     (810,018)            (748,034)
                                                                     ----------           ----------
                                                                     $  599,729           $  662,878
                                                                     ==========           ==========

NOTE 4.  EMPLOYEE BENEFIT PLANS AND STOCK OPTION PLANS

The Company has three stock option plans whereby incentive stock options and nonqualified stock options to purchase a total of 1,400,000 shares of common stock may be granted to certain employees. Physicians affiliated with ReadiCare Medical Groups are also eligible to receive nonqualified stock options. Options are granted at not less than fair market value at the date of grant and are exercisable for periods not exceeding five years from the date of grant. Stock option vesting periods are determined by the Executive Compensation and Stock Option Committee of the Board of Directors.

     The following table sets forth the Plans' activities for the three years ended February 29, 1996:

                                        NUMBER OF    OPTION PRICE
                                         OPTIONS    RANGE PER SHARE
                                        ---------   ---------------
Issued and outstanding Feb. 28, 1993.    634,875     $1.94 - $6.00
  Options granted . . . . . . . . . .    186,500     $2.50
  Options exercised . . . . . . . . .          -           -
  Options terminated or cancelled . .   (163,500)    $2.31 - $6.00
                                         -------

Issued and outstanding Feb. 28, 1994.    657,875     $1.94 - $6.00
  Options granted . . . . . . . . . .    120,000     $2.00 - $2.25
  Options exercised . . . . . . . . .   ( 10,000)    $1.94
  Options terminated or cancelled . .   ( 78,375)    $2.38 - $6.00
                                         -------

Issued and outstanding Feb. 28, 1995.    689,500     $2.25 - $6.00
  Options granted . . . . . . . . . .    230,500     $2.25 - $3.25
  Options exercised . . . . . . . . .   ( 13,125)    $2.25 - $2.50
  Options terminated or cancelled . .   (271,375)    $2.25 - $6.00
                                         -------

Issued and outstanding Feb 29, 1996 .    635,500     $2.00 - $4.75
                                         =======
Available for future grant at
  February 29, 1996 . . . . . . . . .    151,375
                                         =======

Options eligible for exercise at
  February 29, 1996 . . . . . . . . .    426,750     $2.00 - $4.75
                                         =======

     During fiscal year 1996, the Executive Compensation and Stock Option Committee (the Committee) noted that a number of key employees of the Company held options having exercise prices substantially in excess of the market price of the Company's stock. The Committee believed that one purpose of the stock option plan, to provide equity incentives, would not be achieved for employees holding such options exercisable above the market price. As a result, upon the surrender by those holders of 241,000 outstanding options in excess of an exercise price of $3.50 per share, the Committee granted 120,500 new options with an exercise price of $2.25 per share. The options that were surrendered ranged in exercise price from $4.75 to $6.00 per share. The exchanged options were contingent upon, among other terms, a six month holding period before such options could be exercised by the holder.

     The Company also adopted a stock option plan during the year ended February 29, 1992, whereby nonqualified stock options to purchase a total of 200,000 shares of common stock may be granted to non-employee members of the Company's Board of Directors. The plan was amended during the year ended February 28, 1994 and provides for an automatic grant of options to each non-employee director to purchase 10,000 shares of common stock upon initial election to the Board of Directors, options to purchase 7,500 shares of common stock annually upon re-election to the Board of Directors, and options to purchase 5,000 shares of common stock annually upon election as the chairman of a standing committee of the Board of Directors. The options are for a term of five years and may be exercised six months after the date of grant. During the year ended February 29, 1996, options for 47,500 shares were granted with exercise prices ranging from $1.92 to $2.50 per share, options for 12,500 shares were exercised and options for 27,500 shares were terminated. At February 29, 1996, 137,500 options were issued, outstanding and eligible for exercise, and 50,000 options were available for future grant.

INVESTMENT PLAN

     The Company offers employees the ReadiCare Savings and Investment Plan (the
Plan). Employees may contribute up to 15% of their salaries, with a discretionary matching amount provided by the Company for those employees having completed one year of service. For the three years ended February 29, 1996, the Company did not contribute to the Plan.

CHANGE IN CONTROL EXECUTIVE SEVERANCE PLAN

      The Company adopted a change in control executive severance plan covering the named executive officers and certain other key employees effective June 1, 1994 and subsequently amended on July 19, 1995. Under the plan, severance payments would become payable in the event of specified terminations of employment following a change in control of the Company. As of February 29, 1996, the maximum contingent liability of the Company subsequent to termination of all key employees participating in the plan is approximately $600,000.

NOTE 5.   MEDICAL GROUPS

     The Company has entered into Facilities, Licensing and Management Services Agreements (Management Agreements) with certain professional medical corporations (Medical Groups). Under the Management Agreements with the Medical Groups, the Company makes available fully equipped outpatient Medical Centers, licenses business names and trademarks, and provides various management services to the Medical Groups. In return, the Medical Groups provide medical services at the Company's Centers. The Medical Groups were organized expressly for the purpose of entering into the relationships embodied in the Management Agreements and are not engaged in any other activities. The Medical Groups have nominal capital and an insignificant amount of net assets. Pursuant to the Management Agreements, the Medical Groups retain from net revenues amounts to pay those physicians who are employed by or under contract to the Medical Groups and certain additional amounts for compensation to the Medical Groups for providing services. Amounts retained by the Medical Groups are reflected as a component of center operating expenses in the Consolidated Statements of

Operations. For the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994, the Medical Groups retained from net revenues aggregate amounts of $9,583,142, $9,705,880 and $10,246,515, respectively.

NOTE 6.   BORROWING AND LEASES

     The Company has a $5.0 million bank line of credit facility expiring on June 30, 1997, which is available for working capital and general corporate purposes. Borrowings under the credit facility are secured by accounts receivable and bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. There was no outstanding balance on the line of credit as of February 29, 1996. The outstanding balance on the line of credit at February 28, 1995 was $700,000 at an interest rate of 9%. The Company's maximum borrowing capacity at year-end was $4.5 million.

     Non-owned Company facilities are leased under operating lease agreements. Generally, minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes and operating costs. In addition, the Company rents certain equipment under operating leases.

     Operating lease expense under non-cancelable operating leases with remaining terms greater than one year for the years ended February 29, 1996, February 28, 1995 and February 28, 1994 was $2,896,513, $2,935,573 and
$3,056,765, respectively. As of February 29, 1996, minimum future obligations for operating leases are as follows:


FOR THE YEARS ENDING
FEBRUARY 29 OR 28,:        Buildings    Equipment      Total
-----------------------   -----------   ---------   -----------
      1997                 $2,624,000    $233,000    $2,857,000
      1998                  1,578,000     228,000     1,806,000
      1999                  1,137,000           -     1,137,000
      2000                    804,000           -       804,000
      2001                    496,000           -       496,000
      Thereafter              654,000           -       654,000
                           ----------    --------    ----------

                           $7,293,000    $461,000    $7,754,000
                           ==========    ========    ==========

NOTE 7.  INCOME TAXES

     The provision for income taxes consists of the following:

                                        FEBRUARY 29 OR 28,
                                -----------------------------------
                                  1996         1995         1994
                                ---------    ---------    ---------
Current:
  Federal ..............        $ 113,000    $   31,000    $   8,000
  State.................           86,000             -       50,000
                                ---------    ----------    ---------
                                  199,000        31,000       58,000
                                ---------    ----------    ---------

Deferred:
  Federal ..............          (12,000)      (22,000)     688,000
  State ................          (20,000)       43,000      (65,000)
                                ---------    ----------    ---------
                                  (32,000)       21,000      623,000
                                ---------    ----------    ---------
                                $ 167,000    $   52,000    $ 681,000
                                =========    ==========    =========


Deferred tax assets (liabilities) comprise the following:


                                                FEBRUARY 29 OR 28,
                                                1996         1995
                                             -----------   -----------

Net operating loss carryforwards...........  $  565,000    $  942,000
Reserves for receivable disallowances......     902,000       478,000
Restructuring costs........................     347,000     1,088,000
Depreciation...............................     403,000        84,000
Other......................................      14,000        27,000
                                             ----------    ----------
    Gross deferred tax asset...............   2,231,000     2,619,000
                                             ----------    ----------
Pre-opening costs..........................     (26,000)      (58,000)
Other......................................     (85,000)      (88,000)
                                             ----------    ----------
    Gross deferred tax liability...........    (111,000)     (146,000)
                                             ----------    ----------
Deferred tax asset valuation allowance ....  (1,700,000)   (2,086,000)
                                             ----------    ----------
    Net deferred tax asset.................  $  420,000    $  387,000
                                             ==========    ==========

     Certain U.S. federal and state deferred tax assets may not be realized in full by the Company and, consequently, a valuation allowance is required under FAS 109. The valuation allowance is based on the Company's ability to generate carryforward potential in future years. Carryforward potential for the next year was based on a weighted average of pre-tax book income for fiscal years

1994 and 1995 and projected pre-tax book income for fiscal year 1997. The Company's ability to project income beyond the next year is limited by uncertainty in the industry, therefore, only a one year projection is used. Based on future income, a valuation allowance of $1,700,00 has been provided, and has been allocated pro-rata to federal and state current and non-current deferred tax assets.

     The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following:

                                             FEBRUARY 29 OR 28,
                                   --------------------------------------
                                      1996         1995          1994
                                   ---------    ----------    -----------
Expected federal income tax
  provision (benefit) at
  statutory rate................   $ 473,000    $  149,000    $(2,932,000)
State taxes, net of federal
  tax benefit...................      85,000        28,000         29,000
Goodwill amortization and
  write-off.....................       6,000         6,000      1,780,000
Non-deductible items............       7,000        22,000              -
Change in valuation allowance       (386,000)    ( 259,000)     2,001,000
Other...........................     (18,000)      106,000     (  197,000)
                                   ---------    ----------    -----------
                                   $ 167,000    $   52,000    $   681,000
                                   =========    ==========    ===========


     The Company has net operating loss carryforwards for federal income tax purposes totalling approximately $915,000 at February 29, 1996 which will expire in fiscal years 2004 through 2010 unless previously utilized. The difference between the net operating loss carryforwards for federal income tax purposes and financial statement purposes is primarily attributable to the recognition of the asset write-offs related to discontinued activities for financial statement purposes but which have not yet been written off for income tax purposes.

     In addition, at February 29, 1996, one of the Company's subsidiaries has acquired operating loss carryforwards of $748,000 for tax reporting purposes which will expire in fiscal years 2000 through 2001. For tax reporting purposes, these net operating losses may only be utilized against taxable income produced by such subsidiary.

     Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     Certain claims and litigation against the Company have arisen in the normal course of business. The Company believes that it is unlikely that the outcome of these claims and lawsuits will have an adverse material effect on the Company's financial position or results of operations.


NOTE 9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      QUARTER
                    -----------------------------------------------
                    FIRST       SECOND       THIRD        FOURTH
                   -------    ----------   ----------    --------
FISCAL 1995

Net revenue ... $9,021,411    $9,121,688   $8,962,416   $8,410,232
                ==========    ==========   ==========   ==========
Net income
 (loss) ....... $  212,655    $  167,576   $   82,173   $  (77,062)
                ==========    ==========   ==========   ==========

Net income
 (loss) per
 share ........ $      .03    $     .02    $      .01   $     (.01)
                ==========    ==========   ==========   ==========

FISCAL 1996

Net revenue ... $9,191,534    $9,136,969   $9,012,316   $8,859,718
                ==========    ==========   ==========   ==========

Net income .... $  307,562    $  517,106   $  311,567   $   87,798
                ==========    ==========   ==========   ==========

Net income
 per share .... $      .04   $       .06   $      .04   $      .01
                ==========    ==========   ==========   ==========

     During the second quarter of fiscal year 1996, the Company recognized $101,000 in management fee income relating to previously terminated management services contracts.
     During the fourth quarter of fiscal year 1995, the Company recorded an $85,000 reduction of the loss on discontinued activities and restructuring.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        YEARS ENDED FEBRUARY 29 OR 28, 1994, 1995 AND 1996

ALLOWANCE FOR      BALANCE                                BALANCE
DOUBTFUL            AT          ADDITIONS                  AT END
RECEIVABLES        BEGINNING    CHARGED      DEDUCTIONS   OF YEAR
--------------------------------------------------------------------

   1994            $1,411,807   $5,525,560   $4,972,482   $1,964,885
   1995            $1,964,885   $4,537,821   $4,890,334   $1,612,372
   1996            $1,612,372   $5,612,505   $4,977,583   $2,247,294


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated herein by reference from the registrant's definitive proxy statement under the caption of "Election of Directors". Information concerning executive officers is included in Part I of this report under the caption "Employees".

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 1996 under the caption "Compensation of Executive Officers".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 1996 under the caption "Beneficial Share Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on July 25, 1996 under the caption "Certain Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) The following documents are filed as a part of this report.

     1.   Consolidated Financial Statements                       PAGE
                                                                  ----
           (i)    Consolidated Balance Sheets at February
                  28 and 29, 1995 and 1996                         42

           (ii)   Consolidated Statements of Operations
                  for the years ended February 28 or 29, 1996,
                  1995 and 1994                                    43

           (iii)  Consolidated Statements of Stockholders'
                  Equity for the years ended February
                  28 or 29, 1996, 1995 and 1994                    44

           (iv)   Consolidated Statements of Cash Flows
                  for the years ended February 28 or 29, 1996
                  1995 and 1994                                    45

           (v)    Notes to Consolidated Financial
                  Statements                                       46


     2.   Consolidated Financial Statement Schedules

                  II-Valuation and qualifying accounts             61


     All schedules, other than those listed above, have been omitted as inapplicable or because the information required to be included therein is shown in the financial statements or notes thereto.

     3.   Exhibits

     The exhibits listed on the accompanying index to exhibits are filed as part of this report.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

(i) 1982 Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Registration Statement on Form S-18, Registration No. 2-80532-LA originally filed on November 22, 1982.

(ii) Amendment of 1982 Incentive Stock Option Plan filed as Exhibit 10.2.1 to the Company's Form 10-K for the fiscal year ended February 28, 1986.

(iii)  Second Amendment of 1982 Incentive Stock Option Plan filed as Exhibit
       10.2.2 to the Company's Form 10-K for the fiscal year ended February 29, 1988.

(iv)   Third Amendment of 1982 Incentive Stock Option Plan filed as Exhibit
       10.2.3 to the Company's Form 10-K for the fiscal year ended February 28, 1990.

(v) 1983 Incentive Stock Option Plan filed as Exhibit 10.3 to the Company's Registration Statement on Form S-14, Registration No. 2-94469, originally filed on October 18, 1984.

(vi) Amendment of 1983 Incentive Stock Option Plan filed as Exhibit 10.3.1 to the Company's Form 10-K for the fiscal year ended February 29, 1988.

(vii)  Second Amendment of 1983 Incentive Stock Option Plan filed as Exhibit
       10.3.2 to the Company's Form 10-K for the fiscal year ended February 28, 1990.

(viii) 1991 Stock Option Plan filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 29, 1992.

(ix) Stock Option Plan for Non-Employee Directors filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended February 29, 1992.

(x)    Amendment of Stock Option Plan for Non-Employee Directors filed as
       Exhibit 10.5.1 to the Company's Form 10-K for the fiscal year ended February 28, 1994.

(xi) Change in Control Executive Severance Benefit Plan filed as exhibit 10.10 to the Company's Form 10-K for the fiscal year ended February 28, 1995.

(xii)  Amendment of Change in Control Executive Severance Benefit Plan filed as exhibit 10.10.1 to the Company's Form 10-K for fiscal year February 29, 1996.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended February 29, 1996.


                               INDEX TO EXHIBITS

    3.1        Certificate of Incorporation (E)

    3.2        Bylaws (E)

    10.1 Facilities, Licensing and Management Services Agreement for Urgent Care Centers (B)

    10.1.9     Revised Facilities, Licensing and Services Agreement (I)

    10.2       1982 Incentive Stock Option Plan (A)

    10.2.1     Amendment of 1982 Incentive Stock Option Plan (D)

    10.2.2     Second Amendment of 1982 Incentive Stock Option Plan (E)

    10.2.3     Third Amendment of 1982 Incentive Stock Option Plan (F)

    10.3       1983 Incentive Stock Option Plan (C)

    10.3.1     Amendment of 1983 Incentive Stock Option Plan (E)

    10.3.2     Second Amendment of 1983 Incentive Stock Option Plan (F)

    10.4       1991 Stock Option Plan (G)

    10.5       Stock Option Plan for Non-Employee Directors (G)

    10.5.1     Amendment of Stock Option Plan for Non-Employee Directors (I)

    10.6 Facilities, Licensing and Management Services Agreement for Minor Medical Outpatient Treatment Centers (E)

    10.6.6     Revised Facilities, Licensing and Services Agreement (I)

    10.7 Amended and Restated Credit Agreement dated April 10, 1992, between ReadiCare, Inc. and Security Pacific National Bank (G)

    10.7.1 Amendment of Credit Agreement dated April 10, 1992, between ReadiCare, Inc. and Security Pacific National Bank (H)

    10.7.2 Second Amendment of Credit Agreement dated April 10 1992, between ReadiCare, Inc. and Security Pacific National Bank (I)

    10.7.3 Third Amendment of Credit Agreement dated April 10,1993, between ReadiCare, Inc. and Security Pacific National Bank (I)

    10.7.4 Fourth Amendment of Credit Agreement dated April 10, 1994, between ReadiCare, Inc. and Security Pacific National Bank (I)

    10.7.5 Credit agreement between ReadiCare, Inc. and First Interstate Bank of California executed on August 15, 1994 (J)

    10.7.6 Amendment to Credit Agreement between ReadiCare, Inc. and First Interstate Bank of California dated August 16, 1995 (K)

    10.8 Master Equipment Lease dated February 6, 1992, between ReadiCare, Inc. and Metlife Capital Corporation (G)

    10.9 Master Equipment Lease dated February 6, 1992, between CHEC Medical Centers, Inc. and Metlife Capital Corporation (G)

    10.10 Change in Control Executive Severance Benefit Plan dated June 1, 1994 (J)

    10.10.1 Amendment to Change in Control Executive Severance Benefit Plan dated July 19, 1995.(K)

    21         Subsidiaries of Registrant (K)

    23         Consent of Price Waterhouse LLP (K)

    27         Financial Data Schedule (K)
  Footnotes
  ---------

      (A) Filed as an exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-80532-LA originally filed on November 22, 1982, and hereby incorporated by reference.

      (B) Incorporated by reference from the Company's definitive proxy statement dated June 13, 1983, filed with the Commission on June 16, 1983.

      (C)      Incorporated by reference from the Company's

               Registration Statement on Form S-14, Registration
               No. 2-94469, originally filed on October 18, 1984.

      (D) Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 28, 1986.

      (E) Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 29, 1988.

      (F) Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 28, 1990.

      (G) Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 29, 1992.

      (H) Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 28, 1993.

      (I) Incorporated by reference from the Company's Form 10K for the fiscal year ended February 28, 1994.

      (J) Incorporated by reference from the Company's Form 10K for the fiscal year ended February 28, 1995 .

      (K)      Filed herewith

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            ReadiCare, Inc.

                               By:   /s/ Dennis G. Danko
                               ------------------------------------
                                         Dennis G. Danko
                               President and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                 TITLE                    DATE
         ---------                 -----                    ----


  /s/ Dennis G. Danko        President and Chief Executive
 -------------------------   Officer (Principal Executive
      Dennis G. Danko        Officer) and Director           May 17, 1996




  /s/ Steve E. Busby        Senior Vice President, Finance
 -------------------------   and Secretary
      Steve E. Busby         (Principal Accounting
                             Officer)                        May 17, 1996




  /s/ James M. Hall         Director                         May 17, 1996
 -------------------------
      James M. Hall


  /s/ Alfred E. Osborne     Director                         May 17, 1996
 -------------------------
      Alfred E. Osborne


  /s/ Harry L. Casari       Director                         May 17, 1996
 -------------------------
      Harry L. Casari