Form 10-Q
period 1996-05-31
READICARE INC
filed 1996-07-02
CIK 710851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended               May 31, 1996

Commission File Number             1-10814

                                 READICARE, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                      95-3775814
  (State of other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                        Identification No.)


  1322 ORLEANS DRIVE, SUNNYVALE, CA                               94089
 (Address of principal executive offices)                       (zip code)


                                 (408) 743-3100
              (Registrant's telephone number, including area code)

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

         As of May 31, 1996, the number of shares outstanding of the issuer's class of common stock was 8,252,949.

                                 READICARE, INC.

                               Index to Form 10-Q

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets:
  May 31, 1996 and February 29, 1996                                         3

Condensed Consolidated Statements of Operations:
  Three Months Ended May 31, 1996 and 1995                                   4

Condensed Consolidated Statements of Cash Flows:
  Three Months Ended May 31, 1996 and 1995                                   5

Notes to Condensed Consolidated Financial
  Statements                                                                 6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     6



PART II. OTHER INFORMATION                                                   8

             SIGNATURES                                                      9

                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 READICARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       May 31, 1996      February 29,
                                                        (Unaudited)           1996
                                                       ------------      -----------
Current assets:

     Cash and cash equivalents                          $ 2,681,256       $ 2,211,194
     Accounts receivable, net                             6,569,315         6,363,136
     Supplies                                               727,871           703,135
     Other current assets                                   468,152           570,239
                                                         ----------         ---------
                Total current assets                     10,446,594         9,847,704
                                                         ----------         ---------

Equipment, property and improvements, at cost:
     Equipment                                            7,344,819         7,279,008
     Property and improvements                            7,144,501         7,115,121
                                                        -----------       -----------
                                                         14,489,320        14,394,129
     Less: accumulated depreciation                      (8,130,397)       (7,848,348)
                                                        -----------       -----------
                                                          6,358,923         6,545,781
                                                        -----------       -----------

Acquired intangible assets, net                             584,058           599,729
Other assets                                                352,172           365,421
                                                        -----------       -----------
                                                        $17,741,747       $17,358,635
                                                        ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $ 1,221,874       $ 1,164,781
     Salaries and other accrued employee benefits         1,170,253         1,182,424
     Managed care provider payable                          204,561           252,107
     Other current liabilities                              324,673           337,036
     Reserves for discontinued activities                    14,774            23,118
                                                        -----------       -----------
                Total current liabilities                 2,936,135         2,959,466
                                                        -----------       -----------

Stockholders' equity:
     Preferred stock, $0.01 par value,
        1,000,000 shares authorized and unissued               --                --
     Common stock, $0.01 par value,
        20,000,000 shares authorized;
        8,252,949 and 8,210,199
        shares issued and outstanding                        82,529            82,102
     Additional paid-in capital                          20,303,443        20,208,622
     Accumulated deficit                                 (5,580,360)       (5,891,555)
                                                        -----------       -----------
                Total stockholders' equity               14,805,612        14,399,169
                                                        -----------       -----------
                                                        $17,741,747       $17,358,635
                                                        ===========       ===========



                             See accompanying notes

                                 READICARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED MAY 31,
                                               1996              1995
                                               ----              ----
Revenues                                  $ 9,616,392        $ 9,191,534

Costs and expenses:
     Center operating expenses              7,527,235          7,276,462
     Marketing, general and
           administrative expenses          1,424,441          1,207,288
     Depreciation and amortization            319,484            343,813
     Interest (income) expense, net            (8,962)            14,409
                                          -----------        -----------

Income before taxes                           354,194            349,562
Provision for income taxes                     43,000             42,000
                                          -----------        -----------
Net income                                $   311,194        $   307,562
                                          ===========        ===========
Per Share:

    Net income                            $      0.04        $      0.04
                                          ===========        ===========

Weighted average common shares
     and equivalents                        8,531,000          8,198,000
                                          ===========        ===========


                              See accompanying notes

                                 READICARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED MAY 31,
                                                               1996               1995
                                                               ----               ----

Cash flows from operating activities:

    Net income                                          $   311,194        $   307,562
    Adjustments to reconcile net
       income to net cash provided
       by operating activities:
            Depreciation and amortization                   319,484            343,813
            Loss (gain) on disposition of assets              4,732             (4,286)

    Change in operating assets and liabilities:
            Accounts receivable, net                       (206,179)            14,321
            Supplies and other current
                assets                                       77,351             20,939
            Accounts payable                                 57,093             15,960
            Salaries and other accrued
                employee benefits                           (59,717)           185,982
            Other current liabilities                       (20,706)           (40,672)
                                                        -----------        -----------
                   Net cash provided by
                      operating activities                  483,252            843,619
                                                        -----------        -----------

Cash flows from investing activities:

     Additions to equipment                                 (79,058)           (18,566)
     Additions to property and improvements                 (29,380)            (4,533)
     Other assets                                              --               11,453
                                                        -----------        -----------
                   Net cash used in investing
                       activities                          (108,438)           (11,646)
                                                        -----------        -----------

Cash flows from financing activities:

     Payments under line of credit                             --             (250,000)
     Issuance of common stock                                95,248             38,813
                                                        -----------        -----------

                   Net cash provided by (used in)
                        financing activities                 95,248           (211,187)
                                                        -----------        -----------

Increase in cash                                            470,062            620,786
Cash at beginning of period                               2,211,194            426,315
                                                        -----------        -----------

Cash at end of period                                   $ 2,681,256        $ 1,047,101
                                                        ===========        ===========



                             See accompanying notes

                                 READICARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The financial information included in this report has been prepared in accordance with the accounting policies reflected in the Company's financial statements filed with the Securities and Exchange Commission as part of its Form 10-K for the year ended February 29, 1996, except as noted below. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited three months ended May 31, 1996 have been made. The results for the quarter ended May 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Net income per common share is based on the weighted average number of common shares outstanding for the respective periods and common share equivalents, when dilutive, resulting from the assumed exercise of stock options.

(3) Revenues include revenues derived from center operations, and from the provision of managed care and other services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

     Statements contained herein that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, the availability of appropriate acquisition candidates, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulations, and other risks described in the Company's 1996 Annual Report on Form 10-K.

     ReadiCare, Inc. is a physician practice management company (PPM) specializing in the provision of occupational health care services and related cost-containment programs. At the Company's 37 conveniently located outpatient medical and rehabilitation centers in key markets in California and Washington state, primary care physicians and support personnel offer prompt, high quality services designed to reduce workers' compensation and health care costs, and to improve employee health, safety, and productivity.

     ReadiCare, Inc. provides a wide range of services to employees of over 26,000 client companies, represented by small family-owned businesses, Fortune 500 companies, municipalities, school districts, state and local government agencies, workers' compensation and health insurers, and HMO's. Medical cost containment programs available through the Company include: medical case and claims management; bill and utilization review; safety and injury prevention; risk management and loss control; employment-related testing, such as drug screening, pre-placement physical exams, OSHA compliance testing and others; and, access to the Company's workers' compensation managed care provider network. The Company is also a certified Workers' Compensation Health Care Provider Organization (WCHCPO) in California.

                                 READICARE, INC.
                              RESULTS OF OPERATIONS

     The following table sets forth key income statement account balances pertaining to operations, percentage changes between periods, and the relationship of such balances to revenues for the respective periods.


- ---------------------------------------------------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS)                                      THREE MONTHS                THREE MONTHS
                                                                    ENDED                      ENDED               % CHANGE
                                                                 MAY 31, 1996               MAY 31, 1995
- ---------------------------------------------------------------------------------------------------------------------------
REVENUES                                                            9,616                      9,192                  5%

COSTS AND EXPENSES:
     CENTER OPERATING EXPENSES                                      7,527                      7,277                  3%
          % of revenues                                              78%                        79%
- ---------------------------------------------------------------------------------------------------------------------------
        GROSS OPERATING MARGIN                                      2,089                      1,915                  9%
          % of revenues                                              22%                        21%
- ---------------------------------------------------------------------------------------------------------------------------
      MARKETING, GENERAL AND ADMINISTRATIVE                         1,425                      1,207                  18%
      EXPENSES
          % of revenues                                              15%                        13%
- ---------------------------------------------------------------------------------------------------------------------------
      DEPRECIATION AND AMORTIZATION                                  319                        344                   (7%)
          % of revenues                                              3%                          4%
- ---------------------------------------------------------------------------------------------------------------------------
      INTEREST (INCOME) EXPENSE, NET                                 (9)                         14                  n/m*
          % of revenues                                              -%                          -%
- ---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                                  354                        350                   1%
          % of revenues                                              4%                          4%
- ---------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                           43                          42                   2%
          % of revenues                                              1%                          1%
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           311                        308                   1%
          % of revenues                                              3%                          3%
- ---------------------------------------------------------------------------------------------------------------------------



* Not meaningful

QUARTER ENDED MAY 31, 1996 VS. QUARTER ENDED MAY 31, 1995


     Revenues for the three month period ended May 31, 1996 were $9,616,000, a 5% increase compared to revenues of $9,192,000 reported for the three month period ended May 31, 1995. The Company posted revenue increases in each of its operating regions as a result of a combination of higher patient volume levels experienced at its centers, and an increase in the range and intensity of occupational health care services provided to patients.

     Center operating expenses increased $251,000 or 3% due to higher personnel and medical supply costs associated with providing the higher levels of service as described above. Marketing, general and administrative expenses increased by $218,000 or 18% due to a nonrecurring charge of approximately $200,000 before taxes. The charge related to the resolution of a claim made against the Company arising out of a late fiscal year 1995 decision to reorganize operating hours and staffing patterns at certain of the Company's outpatient medical centers.

     Depreciation and amortization expenses decreased $26,000 or 7% due primarily to the write down of certain assets as a result of the Company's implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

     Interest income was $9,000 for the quarter ended May 31, 1996 versus an interest expense of $14,000 for the first quarter ended May 31, 1995. During the second quarter of fiscal 1996, the Company eliminated its bank borrowings, and therefore did not incur interest expenses in the current period.

     Income before taxes increased 1% to $354,000 as a result of improved operating performance at the Company's centers, however, overall results were impacted by the $200,000 nonrecurring, pretax charge.

     The provision for income taxes for the quarter ended May 31, 1996 was $43,000, or 12% of pretax income, versus $42,000, or 12% of pretax income for the first quarter ended May 31, 1995.

     Net income increased to $311,000 as a result of the improved operating performance at the Company's centers, offset by the after-tax impact of the nonrecurring charge which amounted to $176,000.

LIQUIDITY, CAPITAL RESOURCES AND INFLATION

     The Company's primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is significantly higher than net income due to the noncash expense relating to depreciation of fixed assets and amortization of intangible assets, which amounted to $319,484 for the three months ended May 31, 1996. The Company has a $5.0 million revolving bank line of credit facility expiring on June 30, 1997 which is available for working capital and general corporate purposes. Borrowings under the credit facility bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. There were no outstanding balances on the line of credit as of May 31, 1996. The Company anticipates that internally generated cash and borrowing capacity under its credit facility will be sufficient to finance short and long term internal growth and capital expenditure requirements. There were no material capital commitments outstanding as of May 31, 1996.

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

                                             ReadiCare, Inc.

Date: July 2, 1996                           /s/ Dennis G. Danko
                                            ------------------------------------
                                            Dennis G. Danko
                                            President and Chief Executive
                                            Officer

Date: July 2, 1996                           /s/ Steve E. Busby
                                            ------------------------------------
                                            Steve E. Busby
                                            Senior Vice President, Finance
                                            and Principal Accounting
                                            Officer