Form 10-Q
period 1996-08-31
READICARE INC
filed 1996-09-25
CIK 710851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended             August 31, 1996
                 --------------------------------------------------------------

Commission File Number                1-10814
                      ---------------------------------------------------------

                                 ReadiCare, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 95-3775814
- -------------------------------------------------------------------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

   1322 Orleans Drive, Sunnyvale, CA                    94089
- -------------------------------------------------------------------------------
(Address of principal executive offices)             (zip code)

                                 (408) 743-3100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  . No   .
                                              ---    ---
            As of August 31, 1996, the number of shares outstanding of the issuer's class of common stock was 8,257,699.

                                 READICARE, INC.

                               Index to Form 10-Q

                                                                Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets:
    August 31, 1996 and February 29, 1996                          3

Condensed Consolidated Statements of Operations:
    Three Months Ended August 31, 1996 and 1995 and
    Six Months Ended August 31, 1996 and 1995                      4

Condensed Consolidated Statements of Cash Flows:
    Six Months Ended August 31, 1996 and 1995                      5

Notes to Condensed Consolidated Financial
    Statements                                                     6

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  6

PART II. OTHER INFORMATION                                         9

                SIGNATURES                                        10

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 READICARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    August 31, 1996       February 29,
                                                      (Unaudited)            1996
                                                      -----------        ------------
Current assets:
     Cash and cash equivalents                       $  3,137,745        $  2,211,194
     Accounts receivable, net                           6,816,134           6,363,136
     Supplies                                             680,628             703,135
     Other current assets                                 526,852             570,239
                                                     ------------        ------------
           Total current assets                        11,161,359           9,847,704
                                                     ------------        ------------
Equipment, property and improvements, at cost:
     Equipment                                          7,371,134           7,279,008
     Property and improvements                          7,147,137           7,115,121
                                                     ------------        ------------
                                                       14,518,271          14,394,129
     Less: accumulated depreciation                  (  8,404,002)       (  7,848,348)
                                                     ------------        ------------
                                                        6,114,269           6,545,781
                                                     ------------        ------------
Acquired intangible assets, net                           568,387             599,729
Other assets                                              339,684             365,421
                                                     ------------        ------------
                                                     $ 18,183,699        $ 17,358,635
                                                     ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $  1,213,829        $  1,164,781
     Salaries and other accrued employee benefits          1,092,906           1,182,424
     Managed care provider payable                           234,242             252,107
     Other current liabilities                               225,055             337,036
     Reserves for discontinued activities                      6,558              23,118
                                                        ------------        ------------
           Total current liabilities                       2,772,590           2,959,466
                                                        ------------        ------------
Stockholders' equity:
     Preferred stock, $0.01 par value,
         1,000,000 shares authorized and unissued                 --                  --
     Common stock, $0.01 par value,
         20,000,000 shares authorized;
         8,257,699 and 8,210,199
         shares issued and outstanding                        82,621              82,102
     Additional paid-in capital                           20,314,039          20,208,622
     Accumulated deficit                                (  4,985,551)       (  5,891,555)
                                                        ------------        ------------
           Total stockholders' equity                     15,411,109          14,399,169
                                                        ------------        ------------
                                                        $ 18,183,699        $ 17,358,635
                                                        ============        ============

                             See accompanying notes

                                 READICARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS                            SIX MONTHS
                                                   ENDED AUGUST 31,                       ENDED AUGUST 31,
                                              1996                 1995              1996                 1995
                                              ----                 ----              ----                 ----
Revenues:                                 $  9,612,012        $  9,136,969       $ 19,228,404        $ 18,328,503

Costs and expenses:
     Center operating expenses               7,502,590           7,123,819         15,029,824          14,400,282
     Marketing, general and
           administrative expenses           1,131,713           1,080,812          2,556,154           2,288,100
     Depreciation and amortization             318,237             343,640            637,721             687,452
     Interest (income) expense, net        (    16,337)                592        (    25,298)             15,001
                                          ------------        ------------       ------------        ------------

Income before taxes                            675,809             588,106          1,030,003             937,668
Provision for income taxes                      81,000              71,000            124,000             113,000
                                          ------------        ------------       ------------        ------------
Net income                                $    594,809        $    517,106       $    906,003        $    824,668
                                          ============        ============       ============        ============
Per Share:

    Net income                            $       0.07        $       0.06       $       0.11        $       0.10
                                          ============        ============       ============        ============
Weighted average common
shares and equivalents                       8,597,000           8,301,000          8,564,000           8,250,000
                                          ============        ============       ============        ============

                             See accompanying notes

                                 READICARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED AUGUST  31,
                                                           1996               1995
                                                           ----               ----
Cash flows from operating activities:

    Net income                                        $   906,003        $   824,668
    Adjustments to reconcile net
       income to net cash provided
       by operating activities:
            Depreciation and amortization                 637,721            687,452
            Loss on disposition of assets                  13,010                 --
    Change in operating assets and liabilities:
            Accounts receivable, net                     (452,998)        (   10,785)
            Supplies and other current
                assets                                     65,896         (  183,661)
            Accounts payable                               49,048            211,633
            Salaries and other accrued
                employee benefits                      (  107,382)           123,040
            Other current liabilities                  (  128,544)        (   36,440)
                                                      -----------        -----------
Net cash provided by operating activities                 982,754          1,615,907
                                                      -----------        -----------
Cash flows from investing activities:
     Additions to equipment                            (  130,123)        (   71,072)
     Additions to property and improvements            (   32,016)        (    5,533)
     Other assets                                              --         (    2,933)
                                                      -----------        -----------
Net cash used in investing activities                  (  162,139)        (   79,538)
                                                      -----------        -----------
Cash flows from financing activities:
     Payments under line of credit                             --         (  700,000)
     Issuance of common stock                             105,936             38,813
                                                      -----------        -----------
Net cash provided by (used in)
     financing activities                                 105,936         (  661,187)
                                                      -----------        -----------
Increase in cash                                          926,551            875,182
Cash at beginning of period                             2,211,194            426,315
                                                      -----------        -----------
Cash at end of period                                 $ 3,137,745        $ 1,301,497
                                                      ===========        ===========

                             See accompanying notes

                                 READICARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The financial information included in this report has been prepared in accordance with the accounting policies reflected in the Company's financial statements filed with the Securities and Exchange Commission as part of its Form 10-K for the year ended February 29, 1996, except as noted below. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the unaudited six month period ended August 31, 1996 have been made. The results for the quarter or the six month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    AUGUST  31,                           AUGUST 31,

(UNAUDITED) (IN THOUSANDS)                      1996       1995       % CHANGE        1996        1995        % CHANGE
                                                ----       ----       --------        ----        ----        --------
REVENUES                                      $9,612      $9,137         5%         $19,228      $18,329         5%

COSTS AND EXPENSES:

     CENTER OPERATING EXPENSES                 7,502       7,124                     15,030      14,400
           % of revenues                        78%         78%          5%           78%          79%           4%
        GROSS OPERATING MARGIN                 2,110       2,013                     4,198        3,929
           % of revenues                        22%         22%          5%           22%          21%           7%
      MARKETING, GENERAL AND
            ADMINISTRATIVE EXPENSES            1,132       1,081                     2,556        2,288
           % of revenues                        12%         12%         5 %           13%          12%           12%
      DEPRECIATION AND AMORTIZATION             318         344                       637          688
           % of revenues                        3%          3%          (8%)           3%          4%           (7%)
      INTEREST (INCOME) EXPENSE, NET           (16)          -          n/m*          (25)         15           n/m*
           % of revenues                        -%          -%                         -%          -%
INCOME BEFORE TAXES                             676         588                      1,030         938
           % of revenues                        7%          7%          15%            6%          5%            10%
PROVISION FOR INCOME TAXES                      81          71                        124          113
           % of revenues                        1%          1%          14%            1%          1%            10%
NET INCOME                                     $ 595       $ 517                     $ 906        $ 825
           % of revenues                        6%          6%          15%            5%          4%            10%

* Not meaningful

QUARTER ENDED AUGUST 31, 1996 VS. QUARTER ENDED AUGUST 31,  1995.

            Revenues for the three month period ended August 31, 1996, were $9,612,000, a 5% increase compared to revenues of $9,137,000 reported for the three month period ended August 31, 1995. The Company posted revenue increases in each of its operating regions as a result of a combination of higher patient volume levels experienced at its centers, and an increase in the range and intensity of occupational health care services provided to patients.

            Center operating expenses increased $378,000 or 5% due to higher personnel and medical supply costs associated with providing the higher levels of service as described above. Marketing, general and administrative expenses increased by $51,000 or 5% due to higher marketing and consulting costs.

            Depreciation and amortization expenses decreased $26,000 or 8% due primarily to the write down of certain assets as a result of the Company's implementation in the fourth quarter of fiscal 1996 of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Interest income was $16,000 for the quarter ended August 31, 1996.

            Income before taxes increased 15% to $676,000 as a result of the improved operating performance at the Company's centers. In the prior year period, the Company recognized $101,000 in non-recurring income relating to a previously terminated management services contract.

            The provision for income taxes for the quarter ended August 31, 1996 was $81,000 or 12% of pretax income.

            Net income increased 15% to $595,000 as a result of the improved operating performance at the Company's centers.





SIX MONTHS ENDED AUGUST 31, 1996 VS. SIX MONTHS ENDED AUGUST 31, 1995.

            Revenues for the six month period ended August 31, 1996 were $19,228,000, an increase of 5% compared to revenues of $18,329,000 reported for the six month period ended August 31, 1995. The Company continued to experience revenue gains in each of its operating regions compared to the prior year period.

            Center operating expenses increased by $630,000 or 4% as a result of the factors described above. Marketing, general and administrative expenses increased by $268,000 or 12% due primarily to higher marketing costs, and as a result of a non-recurring charge of approximately $200,000 before taxes incurred in the fiscal 1997 first quarter. The charge related to the resolution of a claim made against the Company arising out of a late fiscal year 1995 decision to reorganize operating hours and staffing patterns at certain of the Company's outpatient medical centers.

            Interest income was $25,000, and as of August 31, 1996 the Company was debt free.

            Income before taxes increased $92,000 or 10% primarily as a result of improved operating performance at the Company's centers.

            The provision for income taxes for the six month period ended August 31, 1996 increased by 10% to $124,000 or 12% of pretax income.

            Net income increased $81,000 or 10% to $906,000 as a result of improved operating performance at the Company's centers.

LIQUIDITY, CAPITAL RESOURCES AND INFLATION

            The Company's primary source of liquidity is cash provided by operating activities. Cash provided by operating activities is significantly higher than net income due to the noncash expense relating to depreciation of fixed assets and amortization of intangible assets, which amounted to $637,000 for the six month period ended August 31, 1996. The Company has a $5.0 million revolving bank line of credit facility expiring on June 30, 1997 which is available for working capital and general corporate purposes. Borrowings under the credit facility bear interest, at the option of the Company, at either the bank's prime lending rate, or the bank's Eurodollar base rate, plus 2%. There were no outstanding balances on the line of credit as of August 31, 1996. The Company anticipates that internally generated cash and borrowing capacity under its credit facility will be sufficient to finance short and long term internal growth and capital expenditure requirements. There were no material capital commitments outstanding as of August 31, 1996.

            Generally, increases in the Company's operating costs approximate the rate of inflation. In California, the Company's largest operating territory, state-authorized reimbursement levels for workers' compensation outpatient medical services have not increased since July 1987. In March 1994, a revised fee schedule was adopted by the Department of Workers' Compensation, ("DWC"), however, reimbursement levels were not increased. Currently, the DWC is undertaking a review of the adequacy of reimbursement levels, although it is uncertain at this time as to what changes in reimbursement levels will result, if any. In Washington, state-authorized workers' compensation medical reimbursement levels were increased by approximately 5% effective July 1, 1996. Historically, inadequate reimbursement levels have adversely affected operating margins at the Company's California centers. Future operating results depend in part on the effects of inflation and the extent to which reimbursement levels are adjusted to keep pace with increases in the Company's operating costs.

                           PART II. OTHER INFORMATION

Items 1-6.  Not applicable.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ReadiCare, Inc.

Date: September 25 , 1996                  /s/ Dennis G. Danko
     ------------------------              -------------------
                                           Dennis G. Danko
                                           President and Chief Executive
                                           Officer

Date: September 25 , 1996                  /s/ Steve E. Busby
     ------------------------              ------------------
                                           Steve E. Busby
                                           Senior Vice President, Finance
                                           and Principal Accounting
                                           Officer